Form 10-Q
period 2011-12-31
Your Internet Defender, Inc
filed 2012-02-15
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-176581

YOUR INTERNET DEFENDER INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Lisa Grossman
20 East Sunrise Highway
Suite 202
Valley Stream, New York 11581
(Address of principal executive offices)

(516) 303- 8100
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 14, 2012, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2011 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH DECEMBER 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH DECEMBER 31, 2011 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH DECEMBER 31, 2011 (UNAUDITED)

PAGES	5- 10	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

YOUR INTERNET DEFENDER, INC.
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2011
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,897
Accounts receivable, net	12,200
TOTAL CURRENT ASSETS	72,097

Website development costs, net	23,261

TOTAL ASSETS	$95,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,603
Accrued expenses and other current liabilities	4,000

TOTAL LIABILITIES	11,603

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 share authorized, none issued and outstanding	$-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 52,000,000 shares issued and outstanding	5,200
Additional paid in capital	109,040
Accumulated deficit during development stage	(30,485)

TOTAL STOCKHOLDERS' EQUITY	83,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,358

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,	From May 4, 2011 (Inception) to December 31,
	2011	2011

REVENUE	$53,885	$98,285

OPERATING EXPENSES
Cost of revenues	40,056	80,790
Officers' compensation	2,600	6,800
General and administrative expense	16,849	41,138
Total Operating Expenses	59,504	128,728

LOSS FROM OPERATIONS	(5,619)	(30,443)

OTHER EXPENSES
Interest Expense	-	42

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,619)	(30,485)

Provision for Income Taxes	-	-

NET LOSS	$(5,619)	$(30,485)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	52,000,000	31,655,351

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO DECEMBER 31, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE, May 4, 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Non cash compensation	-	-	-	-	1,600	-	1,600

Net loss, for the period May 4, 2011 (Inception) to June 30, 2011						(4,162)	(4,162)

BALANCE, June 30, 2011	-	-	-	-	1,600	(4,162)	(2,562)

Sale of common stock -Founders $0.0001 per share	-	-	9,400,000	940			940
Sale of common stock - private placement $0.0025 per share	-	-	42,600,000	4,260	102,240		106,500
Non cash compensation					2,600		2,600

Net Loss for the Three Months Ended September 30, 2011						(20,704)	(20,704)

BALANCE, September 30, 2011	-	-	52,000,000	5,200	106,440	(24,866)	86,774

Non cash compensation					2,600		2,600

Net Loss for the Three Months Ended December 31, 2011						(5,619)	(5,619)

BALANCE, December 31, 2011	-	$-	52,000,000	$5,200	$109,040	$(30,485)	$83,755

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31, 2011	FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,619)	$(30,485)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,246	3,689
In-kind compensation	2,600	6,800
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(4,200)	(12,200)
Decrease in accounts payable	(4,232)	7,603
Decrease in accrued expenses and other current liabilities	(2,375)	4,000
Net Cash Used In Operating Activities	(11,580)	(20,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for website development costs		(26,950)

Net Cash Used in Investing Activities	-	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock Issuance	-	107,440
Proceeds from notes payable - related party		10,000
Repayment of notes payable - related party	-	(10,000)
Net Cash Provided By Financing Activities	-	107,440

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS	(11,580)	59,897

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,477

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,897	$59,897

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-
Interest	$-	$42

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
UNAUDITED

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Your Internet Defender Inc. was incorporated under the laws of the State of Nevada on May 4, 2011, to engage in online brand management, focusing on offsite search engine optimization (SEO), social media reputation monitoring, and specialized brand reputation marketing. We intend to develop a full range of services, proprietary methodology and systems that will assist companies, professionals and individuals to protect and promote their brands in the most favorable manner, while attracting traffic to their desired web locations.

During the three months ended December 31, 2011 activities during the development stage include developing the business plan and raising capital.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that could effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2011 the Company did not have any balances that exceeded FDIC insurance limits.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
UNAUDITED

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC No. 985-605, “Revenue Recognition”.  In all cases, revenue is recognized as the services are performed and when the price is fixed and determinable, persuasive evidence of an arrangement exists, and collectability of the resulting receivable is reasonably assured. For services where we do not have a contract, revenue is generally recognized when the services are performed and accepted by the customer and the amounts are earned and collection is reasonably assured.  We recognize revenue under contracts agreements where we have a fixed term of service using the straight line method over the term of the agreement.

Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest, although finance charges may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. The Company does not generally require collateral for trade receivables.

At December 31, 2011 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of December 31, 2011, the Company capitalized $26,950 of website development costs. Amortization expense from inception of May 4, 2011 through December 31, 2011 totaled $3,689.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
UNAUDITED

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to the concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables.  The Company’s places its cash with high quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.  Cash and cash equivalents held in a bank may exceed federally insured limits at year end and at various points during the year.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

During the three months ended December 31, 2011, five customers made up sales of 35%, 28%, and 22%, 11% and 4% of our total sales, respectively.

As of December 31, 2011, four customers made up 54%, 18%, 17% and 12% of the company’s accounts receivable, respectively.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2011 there were no common share equivalents outstanding.

 Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company adopted the methodologies prescribed by this ASU by the date required, and it did not have any impact upon adoption.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
UNAUDITED

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
UNAUDITED

NOTE 2	NOTES PAYABLE - RELATED PARTIES

On June 2, 2011 a related party loaned $10,000 to the Company for initial start-up costs. The note was unsecured, carried an interest rate of 5% per annum, and matured on September 30, 2011.  The Company repaid the note payable on August 16, 2011 and paid interest of $42 on the note payable. (See note 4).

NOTE 3	STOCKHOLDERS' EQUITY

(A) Preferred Stock

In June 2011, the Company amended its Articles of Incorporation to authorize 1,000,000 shares of preferred stock with a par value of $0.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock

In June 2011, the Company amended its Articles of Incorporation to authorize 150,000,000 shares of common stock with a par value of $0.0001.

On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

During the period of July 28th, 2011 and August 18, 2011, the company issued 42,600,000 shares of common stock to individuals for cash of $106,500 ($0.0025 per share).

(C) In-Kind Contribution

For the period from May 4, 2011 (Inception) through December 31, two shareholders of the Company contributed services having a fair value of $6,800 (See Note 4).

NOTE 4	RELATED PARTY TRANSACTIONS

On June 2, 2011 a related party loaned $10,000 to the Company for initial start-up costs. The note is unsecured, carries an interest rate of 5% per annum, and matured on September 30, 2011.  The note was repaid in full with accrued interest of $42 on August 16, 2011 (See Note 2).

For the period from May 4, 2011 (Inception) through December 31, 2011, two shareholders of the Company contributed services having a fair value of $6,800 (See Note 3(C)).

On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
UNAUDITED

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $30,485 and used cash in operating activities through inception of $20,593. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENT

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 14, 2012 the date which the financial statements were issued

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “YID”, “we,” “our” or “us” refer to Your Internet Defender Inc. unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Your Internet Defender Inc., and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Your Internet Defender Inc. was incorporated under the laws of the State of Nevada on May 4, 2011, to engage in the business of an online brand management specialist, focusing on offsite search engine optimization (“SEO”), social monitoring, and specialized brand reputation marketing. The Company intends to develop a full range of services, proprietary methodology and systems that will assist companies of various sizes, professionals and individuals to protect and promote their brands in the most favorable light, while attracting traffic to their desired web locations.

Plan of Operation

YID has sought out new clients, both individual and corporate, by first disseminating the description of its services to people with whom the management and our officers have previous established relationships.  Using this “word of mouth” technique is considered an efficient method to create our initial track record, to be used subsequently to demonstrate our capabilities. In addition, YID has begun approaching PR & Marketing firms, offering our brand of services to their respective clients, as a value-added offering.  One example of such approach was our contact with Marketsmith, Inc, a marketing company based in New Jersey, who has now added our name to their list of potential resources.  Another example of this approach is our discussion with Fox & Melofchik, a law firm based in New Jersey, who not only considered us as a valuable resource for their respective clients, but also themselves employed our services to improve their SEO / Online Optimization efforts and to build up their Social Media Marketing presence.

YID is continuously seeking out new relationships with marketing and law firms, offering our services to their respective clients.  In addition, we have begun the process of our own self-marketing efforts, utilizing the same Online Optimization and Social Marketing techniques that we would normally offer to our clients, instead using them to promote our own business name and services.

One example of proprietary technology developed by YID is the upcoming release of SEO Toaster 2.0, the most advanced SEO website builder software, which will be made available for download from our website www.yourinternetdefender.com.  Any website developed or hosted on SEO Toaster 2.0 will have distinct SEO advantages in the search engine rankings and thus will automatically improve online visibility for YID customers using this platform.  The platform has been developed with SEO Samba Corp. with an expected availability date in December, 2011.  Further updates and improved software releases will be provided in the future.

Day-to-day operations of YID are primarily directed toward servicing the ongoing project needs of its current clients. The Company’s services which include, SEO, Social Marketing and Reputation Management (our core services) are all continuous processes and require ongoing attention and effort.  At the same, we are directing our efforts to searching for new clients, as well as seeking out new potential technical resources that will be required as YID expands its customer base.

Over the course of the next 3 months, YID will add new features to its corporate website http://www.yourinternetdefender.com. In particular we will be offering new downloadable proprietary software and adding features which will enable our current customers to self-manage numerous aspects of their ongoing projects.   YID will also work actively on marketing its services directly to the general public and via new and existing relationships with PR and marketing firms, attorneys and other sources of potential clients.

Over the course of the next 6-12 months, YID will actively work on establishing new business opportunities by searching for new clients and expanding the scope of work with the existing clients.  Our plan is also to invest into the creation of new products and services, some  of which may be mass-marketed to the general public, in order to attract clientele of lower-income levels (for example, job seekers looking to change their careers, etc.)  On the higher-end of the spectrum, YID will look to participate in larger projects typically awarded to well-established PR & Marketing firms, which they then sub-contract out to smaller-size firms.

YID will continue to actively search for new corporate and high-end individual clients. The Company’s current services are priced at the high-end of the pricing spectrum and the Company believes that it has the ability to attract clients that grasp its unique understanding of the issues facing their web presence and ability to fix them and is therefore currently focusing on individuals with higher incomes and corporations with budget allocations for these services.  We will also aggressively establish relationships with numerous public relations and law firms, offering to provide our services to their existing and future customers and clients.  We also plan to invest into the expansion of our proprietary technology base, offering new automated services to online customers, thus enabling us to mass-market new product offerings in addition to our current consulting-type services. The Company has made numerous presentations, has been asked to submit contract  proposals to five of these prospects and hopes that at least a handful of these, will result in new business.

Results of Operations for the period from May 4, 2011 (inception) to December 31, 2011

Revenues

We are in a development stage and generated revenues during the period from May 4, 2011 (inception) through December 31, 2011 of $98,285.

Total operating expenses

During period from May 4, 2011 (inception) to December 31, 2011, the total operating expenses were $128,728, which includes costs of sales of $80,790, imputed officers' compensation of $6,800 and general and administrative expenses of $41,138.

Net loss

During the period from May 4, 2011 (inception) to December 31, 2011, we had a net loss of $30,485.

Results of Operations for the three months ended December 31, 2011

Revenues

We generated revenues during the quarterly period ended December 31, 2011 of $53,885.

Total operating expenses

During the three months ended December 31, 2011, our total operating expenses were $59,504, which includes costs of sales of $40,056, imputed officers' compensation of $2,600 and general and administrative expenses of $16,849.

Net loss

During the quarterly period ended December 31, 2011, we had a net loss of $5,619.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of $59,897. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months. We will need to seek additional capital for the purpose of financing our development and marketing efforts.

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our balance sheet as of December 31, 2011 reflects cash in the amount of $59,897 and a $12,200 accounts receivable. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

As of February 14, 2012, we anticipate monthly revenues of approximately $15,000 from the consulting assignments we have entered into with customers in July through September 2011.

We may not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $275,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of industry unique expenses of approximately $105,000 towards salaries, programming and subcontractors, $108,000 towards marketing materials and sales. Additionally, approximately $62,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we may have to raise the funds to pay for these expenses. We might do so through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. As of December 31, 2011, the Company capitalized $26,950 of website development costs. The Company recorded amortization expense of $2,246 for the three months ended December 31, 2011.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized as the services are performed and when the price is fixed and determinable and persuasive evidence of an arrangement exists, and collectability of the resulting receivable is reasonably assured. For services where the Company does not have a contract, revenue is recognized when the online services are performed and accepted by the customer and the amounts are earned and collection is reasonably assured.  The Company recognizes revenue under contracts agreements where it has a fixed term of service using the straight line method over the term of the agreement.

Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest, although finance charges may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. The Company does not generally require collateral for trade receivables.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our President and Treasurer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith) *

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith) *

101 **	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUR INTERNET DEFENDER INC.

Dated: February 15, 2012	By	/s/ Lisa Grossman
Lisa Grossman
President and director (Principal Executive Officer)

Dated: February 15, 2012	By	/s/ Gabriel Solomon
Gabriel Solomon
Treasurer and Secretary and director
(Principal Financial and Accounting Officer)