Form 10-K
period 2012-03-31
Your Internet Defender, Inc
filed 2012-06-28
CIK 1528557

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number: 333-176581

YOUR INTERNET DEFENDER INC.
 (Exact name of Registrant as Specified in its Charter)

Nevada	30-0687898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Lisa Grossman
20 East Sunrise Highway
Suite 202
Valley Stream, New York 11581
(Address of Principal Executive Offices)

(516) 303-8199
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of the last business day of the registrant's most recently completed second fiscal quarter, the issuer's equity was not traded or quoted and therefore there was no market value of the common equity.

The number of shares of the issuer’s common stock issued and outstanding as of June 25, 2012 was 52,000,000 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” “YID,” “we,” “our” or “us” refer to Your Internet Defender Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

Your Internet Defender Inc. was incorporated under the laws of the State of Nevada on May 4, 2011 to engage in online brand management, focusing on offsite search engine optimization (SEO), social media reputation monitoring, and specialized brand reputation marketing. We have developed a range of services, proprietary methodology and systems that will assist companies, professionals and individuals to protect and promote their brands in the most favorable manner, while attracting traffic to their desired web locations. Our search engine optimization, on-line reputation management and social monitoring services are fully operational. We are in the process of developing automated reputation monitoring products, as well as downloadable software to be used directly by our customers without any assistance.  Although we currently have no employees other than our officers, two of whom are also our directors, we utilize the services of several consultants and sub- contractors. We have never intended and do not intend to be a blank check company. We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any entity.

Our Company will strive to establish itself toward helping consumers and companies accurately represent themselves online as search and user-generated content continue to dominate the Web. We aim to provide all consumer segments — including professionals, business owners, social Web enthusiasts, parents and more – with solutions to control their online reputations and protect against Internet stalking, identity theft/impersonation and other online threats.

Principal Service and Markets

YID offers a full spectrum of reputation and privacy solutions service to safeguard and remove private, personal information from the Internet. While many companies engaging in the business of reputation management focus on moving relevant content to the top of Google results (“quick-fix” solution), YID’s business will focus on finding a more permanent and far reaching result, which will help professionals grow their businesses online.

Having only positive relevant information displayed is crucial for any online business. The Company believes that decision makers depend on on-line searches before entering into new business relationships.  By the same token, it is equally important for individuals to have their best “image” displayed during an online search, improving their professional presentation and, thus, giving them a higher probability of securing a job and / or potential business opportunity.

YID also intends to help parents stay informed of their children’s whereabouts online. Our service solutions will also assist customers in identity management by removing personal identifiable information from Internet databases.

YID continually monitors the web and the social networks for desired keywords.  Upon request of such service, we are able to block the release of our client’s private data.  Often sensitive private information and customer data is easily available online from numerous sources, and may even be sold without a customer’s consent.  YID helps clients protect and prevent this data from being abused by (a) searching and identifying such publicly available private information via search engines and social channels such as Facebook, Twitter and others, (b) following up by assisting clients in formally requesting that such data be removed from the identified public locations, and (c) in the event that the data is not removed, by suppressing and making such information less visible online by optimizing and promoting other, less personal information that is displayed for the customer.YID currently obtains information from numerous people-search websites, such as Intelius, Spokeo, About.me, PeopleSmart and MyLife.  As new similar websites become publicly available, YID will work to include that new data into its monitoring activities.

Our ability to identify, access and, in a way, affect online information helps interested parties to preserve safety of their valuable data being displayed.  It has been our experience that most people / organizations may not even be aware that certain information is in fact available online, despite their best efforts to keep that information private.  Our ability to provide such data location is critical in their attempts to control that process

Summary of Services

Our services can be classified in the following categories:

1.           Search Engine Optimization (SEO)

2.           Social Media Marketing and Monitoring

3.           Specialized Online Brand Reputation Management

Search Engine Optimization (SEO) is the process of improving the visibility of a website in search engines via the "natural" ("organic" or "algorithmic") search results.  Typically, this is accomplished by two distinct methods: (a) on-site programming and content changes, and (b) off-site efforts, such as linking and blog posts, among others.  On-site optimization and programming refers to our efforts that need to be instituted on the actual client website, including  coding, programming, insertion of meta tags, categories and modifying the content of each page of the website to be positioned properly for recognition and indexation by the search engines.  Off-site efforts entail all our activities that are performed away from the actual client website, including posting entries on blogs and forums, requesting links from relevant websites and utilizing social channels such as Facebook and Twitter to post relevant content with a link back to the client website.

An example of a current YID client for whom such services are being performed is Track Data Corporation. Their particular challenge is for one of their websites (www.mytrack.com) to come up as high as possible in Google searches for “OPTIONS BROKERAGE” and “BEST OPTIONS TRADING FIRMS”, among other search terms.

Social Media Marketing is the process of utilizing online social media, as well as social communities and forums to promote products, services and individuals.  The most popular and well-known social media are websites such as Facebook and Twitter, where companies and individuals have an opportunity to share information they wish to promote with hundreds of thousands of users.  By the same token, companies and individuals have an opportunity to monitor these social spaces and learn what is being said about them, about their products or anything else they may be interested in.

YID is currently providing social media marketing and monitoring services to a firm to develop a social presence on the major social networks, including Facebook and Twitter, and to enable the firm to communicate socially with thousands of potentially interested individuals. YID provides services to monitor the social sentiment on selected topics by monitoring selected keywords and to monitor the use of their name and if it is being mentioned in social discussions.

Online Reputation Management is the process of identifying all the information that is being displayed about a brand or a person when their name is being searched online and making sure only the most accurate and relevant data is visible.  Many individuals and corporations will find a great deal of incorrect, false and otherwise damaging information provided about them in online searches. Google has become one of the  predominate  sources for such searches and people and companies utilize Google to find out everything possible about an individual or a company. Negative information found on Google could prove extremely costly to a potential business relationship.

YID is able to identify the positive search results and optimize them using a combination of on-site and off-site methods of search engine optimization in order to make sure they come up first and foremost as defined by the search engines.  By optimizing positive information flow to the top of Google using both on-site and off-site methods of search engine optimization, negative postings and other misleading information are squeezed out and get pushed down in ranking, replaced by the positive.  This is known as negative suppression.

Additional Service-Related Terms

Reputation Management: Reputation management is the process of identifying what other people are saying and feeling about you or your business; and taking action to ensure that the end result satisfies your goals. Social media monitoring is also important for reputation management.

Reputation Management involves improving search results using optimization and viral marketing. Reputation Management is more important than ever as buying decisions are decided by what is found on the internet. Where two products resemble each other, often selected is the expensive brand based on the brands reputation.

Visibility and high rank indexing with positive publicity which displaces negative publicity is usually the goal or reputation management services. This will results in an increase in positive web presence, helping the customer to own top spots in search results. Reputation management enables customers to protect and manage their reputation and brand, becoming actively involved in the outcome of search engine results.

Reputation Management is critical when considering fiscal implications. Reputation management through analyzing and improving search results can prevent the loss of business or career and ensure ongoing success for you and/or your business.

Social Media Monitoring Service: We are in the process of developing comprehensive, automated reputation monitoring products for our customers which will allow them to learn who is talking about them, their brands, company or products on websites, videos, news, blogs and social networks.

Today’s times dictate that nearly every business and individual have and maintain a positive Web presence both personally and professionally. YID intends to create a team of Internet Experts who will work around the clock and use proprietary methodology to monitor search engine results and mentions on websites, blogs, social networking and online directories. Our team of Internet Experts will comb the Web for negative mentions of our customers’ name or their companies and interact on forums, blogs and social networking site with positive content to set the record straight.

Our Reputation Management and Monitoring services consist of a onetime fee and an on-going monthly maintenance and monitoring fee. Competitors or ex-employees could file hundreds of new defaming reports and it would not matter. Our Internet search engine works around the clock to find these reports and remove them from the search engine results. YID checks customers' search results daily to ensure that not only are their old references not appearing in search engine results, but to ensure that no new reports will threaten their positive search results. The on-going monitoring and maintenance program not only keeps any new negative posts from appearing, but it also drives more traffic to customers website and keeps the search engine results filled with positive information about our customers and their companies. Any defaming and false reports available online may be removed by first requesting that such data be removed from the identified sources. We assist in properly addressing such requests. However, much of the time, without a court order, it is difficult to have information voluntarily removed.  In such cases, we are able to suppress and make the negative information virtually invisible online by: (a) identifying any existing positive information available online for the client and, using a combination of on-site and off-site optimization methods,  pushing  positive content up in rankings to eventually replace the negative false information, and (b) creating additional web locations (blogs, websites, social profiles) that depict all the positive information and content the client wants to display, and using both on-site and off-site optimization methods pushing positive content up in rankings to eventually replace the negative content.

We are able to identify and access sources of negative information on any given topic / keyword, we are equally able to provide alternative content to replace or add to existing information.

Search Engine Reputation Management (SERM): Search Engine Reputation Management (SERM) involves both search engine marketing and search engine optimization. Unhappy consumers, political groups, competitors and disgruntled employees may have an interest in posting negative information about you and your company. SERM takes control of search engine results employing optimization as well as marketing to manage and control damaged corporate identities and reputations on the internet. Our basic strategy in this regard is to optimize the positive information in such a way as to make it substantially more relevant and presentable on behalf of the customer, while making any negative data less visible, and thus less relevant in terms of search engine results.

Online Reputation Management (ORM): Online Reputation Management involves both marketing and public relations along with search engine marketing. Visibility and high search engine indexing with good publicity which displaces negative publicity is the goal. This results in a increase in positive web presence, helping you own top spots in search engine rankings. Online Reputation Management enables you to protect and manage your reputation and brand becoming actively involved in the outcome of search engine results. Reputation Monitoring research and analysis may also be considered Online Reputation Management.

Online Identity Management (OIM): Online identity management (OIM) is a set of methods for generating a distinguished presence of a person or brand on the Internet. That presence could be reflected in any kind of content that refers to the person or brand.

Search Engine Image Protection (SEIP): Also known as search engine reputation management, combines the expertise of Search Engine Marketing (SEM) and Public Relations, and is designed to protect a company or brand against incorrect negative publicity via the Internet. By using SEIP strategies to push potentially damaging information out of the top search engine rankings, marketers hope to protect their brand image and make a good impression on Internet users. (http://en.wikipedia.org/wiki/Search engine image protection)

Professional Branding: Professional branding is the process by which people and their careers are marked as brands. Also known as online image management is a set of methods for generating a respectable presence of a person on the Internet. That presence could be reflected in any kind of content that refers to the person, including participation in blogs, personal web sites, social media, pictures or video.

Brand Management: Brand Management is the application of marketing techniques to a specific product, product line, or brand. It seeks to increase the product’s perceived value to the customer and thereby increase brand franchise and brand equity. Traditional media, social media, blogs, forums and other groups can leave you vulnerable if you are not involved.

Social Media Marketing Campaigns: Social Media Marketing (SMM) is a strategy that encourages individuals to pass on a quality marketing message to others, creating a self-replicating process in the message’s exposure and influence. It involves a process of creating a community online or gaining increased awareness of your brand or product in existing online communities. It combines the objectives of Internet Marketing with social networking sites such as Facebook, Flickr, Twitter, LinkedIn, and Digg. These social media communities connect people who share common interests and can be used as places to put out their online marketing message. In today’s web-based world consumers are looking to find a community around their services so that they can make a purchase decision based on what others are saying and how the company has interacted with them. The benefits of SMM include surges of traffic and hundreds of new backlinks that can help in SEO/SMO efforts, along with exposure to a new audience.

Call To Action (creating brand awareness, community chatter, surveys, customer opinions, giveaways and other campaigns to generate positive buzz)

Quick Response Services –We are not simply monitoring existing online information, but also creating ways to attract new online and social attention, ways to engage new customers.

Ability to quickly respond to keyword strings found; Ability to instantly engage targeted discussion space through the use of pre-established networks / proprietary web locations

Ability to disperse / disseminate desired information quickly and efficiently

Negative Suppression -

•
It goes beyond simple monitoring; we would become an active participant in the discussion space, engaging the group as one of the “insiders”, simply sharing our opinion on the topic in question, instead of “selling” it to the group.

Increasing the level of relevance of positive / desired Google search engine items

Decreasing the visibility of negative search engine items

Measurements –Need to enable customers to measure the effectiveness of their social undertakings, which can be measured in terms of new followers, subscribers and responses.  YID has designed tools to help its customers and clients measure the effectiveness of their custom designed campaigns   The success and effectiveness of most social campaigns is normally measured by the number of online followers the company acquires as a result (in case of social engagement campaigns), or the number of responses / comments to the company's outgoing message / solicitation (in case of Call to Action campaign).

Marketing and Implementation Strategy

Your Internet Defender  has outlined a three-stage strategy for expanding its services and operations.

1.	Direct Marketing Efforts.

A sales force will be created, soliciting YID’s product lines to the appropriate client base. We have adopted a strategy of working with numerous sales people and simply adding YID products and services to their existing mix of offerings.  Examples of this ongoing strategy are:  (a) lawyer placement professional who is promoting YID services to his existing and future clients;  and (b) an independent programming professional advising his current clients to consider YID services and will advise all his potential clients of the same.

2
Alliances with Existing PR & Reputation Firms.  Demonstrated performance and proven ability will position YID to receive sub-contracted business from other established PR & Reputation Management Firms. YID is in the process of securing ongoing relationships with a number of marketing and PR firms, offering our services as an additional revenue line for their existing and potential clients.  Currently, we believe, most marketing and PR firms do not offer online reputation services in their mix of products / services.

3
Customer Referrals & Incentives.  As a rule, given solid level of past performance, a steady amount of referrals and suggested business may be expected. YID encourages existing customers to refer potential clients.  At this time, there is no specified incentive program that is uniform in nature when it comes to financially rewarding such referrals.  YID will generally offer a discount for the monthly charges of an existing customer providing a referral, thus lowering their monthly payments to us as a reward for the referral.  YID plans to establish a uniform policy regarding such financial incentives, however, at the present time, this policy has not yet been formalized.

SWOT Analysis

The following diagram summarizes how our SWOT analysis defines the Key Success Factors of the Market and Distinctive Competencies of Your Internet Defender Inc. and is meant to identify strengths and weakness of the Company as they relate to a typical start-up in this marketplace.  These factors are general in nature, and only represent an opinion expressed by our management. We believe that most WEAKNESS factors listed are being addressed and resolved, or will become less of a factor as our business matures.

Strengths	Weaknesses	Distinctive Competencies
Skills in online marketing, communications, customer engagement, search engine ranking / optimization.
Local presence in major markets.  Vast international network of connections and entrepreneurial relationships.
	Limited initial resources. Substantial competition. Limited track record.	Vast connections, substantial knowledge base, existing online assets and resources.
Opportunities	Threats	Key Success Factors
Large # of businesses / individuals in the U.S. and abroad in need of the product. Bad performance by competitors creates marketplace opportunity.	Small budgets Low barriers to entry Well funded competitors	Core strengths in marketing / strategy Corporate Image focus. Business relationships

Differential Advantage

Your Internet Defender will create a value proposition based on the following differential advantage ideas:

•	Focus on helping corporate brands and high net worth individuals to establish and maintain proper online image;
•	Practical, actionable, short- and long-term strategy assistance;
•	Local presence for availability and overseas presence for minimization of costs;
•	Broad skill base combining A+ training with small business experience.

Pricing Strategy

YID will determine the pricing structure for each deliverable based on hourly estimates and fees.  This will be expressed to the client as a per-deliverable fixed price in a quote. Clients can determine which deliverables they would like to purchase. YID will charge the quoted price even if we have underestimated hours, to maintain credibility with budget-conscious corporate clients.

In time, YID may consider alternative pricing arrangements, or potentially all equity-payments for specific projects.  Additionally, YID will offer cost-effective maintenance services that will provide ongoing revenue streams and ensure customer loyalty.  It is anticipated that most clients will sign-up for our six-month contracts, followed by a lengthy period of maintenance.

Marketing & Strategic Alliances

YID’s marketing efforts will focus on developing our credibility. Our services will be targeted to corporations of various sizes, well-established and new brands, as well as individuals.  We will use search engine marketing, top industry trade shows, trade publications, referrals, publicity and media to reach our target audiences.  YID has offices in New York and Philadelphia.  We plan to publish multiple white papers and publications to develop our image and establish ourselves as a global leader in the Social Marketing/Reputation Management industry.

YID is undertaking the steps to promote its own website www.yourinternetdefender.com in order to be found in relevant searches (potential customers searching for “online reputation management”, “social marketing specialists” and similar services).  YID has recently implemented a large-scale social media marketing program, publicizing its website and blog in which numerous industry trends and updates are disseminated to large groups of relevant social users.

Representatives of YID and firms with which YID subcontract are a staple at Google-sponsored industry events, in which the newest trends and changes are shared and discussed, such as the annual Search Engine Strategies Chicago trade show, where our representatives network with other industry participants and potential clients. YID subcontracts part of its required work to outside specialty firms, which provide specified narrow-scope services, such as meta-tag searches and programming and Google modification.   Utilizing such subcontractors allows us to handle additional and larger projects without having to hire full-time employees, and typically such subcontractors offer a higher skill level.

YID has business relationships with numerous subcontractors, the use of which is dictated by the particular area of expertise that each subcontractor possesses.  We do not have agreements with any of these subcontractors in place at this time, as their involvement is strictly on a need-basis, restricting their work to the specific area of a project with which we need assistance.

YID is currently working on the publication of our first two White Papers, as we are getting set to introduce our proprietary SEO-managed platform, which we currently anticipate to be made publicly available for download on our website within one month. The White Paper will discuss the implications of this platform on the SEO and Reputation Management industries, as well as numerous other changes and updates taking place daily, typically as a result of changes implemented by Google and Facebook.

Our Strategy

Management believes that going forward, the Company will be able to generate revenues from services rendered relating to website creation; content management systems; setup and training; strategic audit consultation and implementation; technical audit consultation an implementation; content audit consultation and implementation; keyword selection; content writing guidelines; design for blog Twitter and Facebook; web analytics; search engine ranking analytics setup along with other related services.

Additionally management believes that going forward, a substantial portion of revenue will be generated from monthly service fees that include ongoing on-site optimization; server management; offsite optimization strategy in addition to other monthly related services.

During the year ended March 31, 2012 we generated an aggregate of $75,500 in revenues from Mytrack.com for search engine online optimization services. We did not have a formal contract with Mytrack for this arrangement. Our relationship with Mytrack.com began on June 20, 2011 but currently we are only providing maintenance. Track Data Corporation through its site www.mytrack.com offers an on online trading platform through which investors can buy, sell and manage their stock and option portfolios. Being a much smaller company than other more established and well recognized trading houses, their brand was absent from the Google pages. Our specific assignment is to create a Google presence and ranking so that people searching for an online trading house, will find www.mytrack.com as a viable option.

Competition

While there are many companies and sites that are in the business of social marketing and reputation management, presently, we do not believe that any of these companies provide the identical mix of the services that YID intends to offer. Some of the key players in this social marketing and reputation management industry are: Reputation.com; Reputationmanagementconsultants.com; Reputationprofessor.com; Internet Business Group.com. All these companies focus on helping consumers accurately represent themselves online as search and user-generated content continue to dominate the Web. Our competitors businesses are geared towards removing the negative search engine content from the first page on a short-term basis.  Our plan is to make a significantly more permanent and far reaching service offering, as opposed to a short-term “quick-fix” solutions.

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers from other providers of our services. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. Competition among companies that offer similar services may result in increased costs for the acquisition marketing, shortages of skilled contractors, decrease in prices, and increases in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial position.

Governmental Regulations

Currently there are no governmental regulations affecting this industry.

Employees

We have no employees other than our executive officers, who are also our directors.  We use the services of several consultants and consulting firms to handle sales and other matters  All the technical functions needed to maintain the client relationships are being handled by outside contractors; all the elements of their assignments and coordination of their activities as it relates to execution and delivery to the client is being handled by MBTA Management, LLC owned by Tanya Kogan, a shareholder of the Company, which includes all customer contact, maintenance, resolution of issues, etc.  MBTA also shares in handling some of the programming tasks and social marketing tasks, due to the creative nature of such assignments which may not always be sub-contracted out. We have no agreements with any of our consultants or consulting firms.

All functions including development, strategy, negotiations and administration are currently being provided by our executive officers at rates described below in the Executive Compensation section.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.  Unresolved Staff Comments

None

Item 2.     Description of Properties

The Company’s executive offices consist of approximately 100 square feet of office space provided to us by Ms. Grossman and are located at 20 East Sunrise Highway, Suite 202, Valley Stream, New York 11581, telephone: 516-303-8199.  We also have an office at 4 Terry Drive, Newtown, Pennsylvania 18940, 267-994-7838 with approximately 100 square feet on a month to month basis, for which we pay $325 per month. We believe our current space is adequate for our operations at this time.

Item 3.     Legal Proceedings.

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

Item 4.     Mine Safety Disclosures.

Not applicable

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of June 5, 2012, our common stock became eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol "YIDI".

There has been no trading for the shares of our common stock.

Holders

As of June 25, 2012, there were 52,000,000 common shares issued and outstanding, which were held by 61 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.     Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

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

Plan of Operation

YID has sought out new clients, both individual and corporate, by first disseminating the description of its services to people with whom the management and our officers have previous established relationships.  Using this “word of mouth” technique is considered an efficient method to create our initial track record, to be used subsequently to demonstrate our capabilities. In addition, YID has begun approaching PR & Marketing firms, offering our brand of services to their respective clients, as a value-added offering.  One example of such approach was our contact with Marketsmith, Inc, a marketing company based in New Jersey, who has now added our name to their list of potential resources.  Another example of this approach is our discussions with Fox & Melofchik, a law firm based in New Jersey, who not only considered us as a valuable resource for their respective clients, but also themselves employed our services to improve their SEO / Online Optimization efforts and to build up their Social Media Marketing presence.

YID is continuously seeking out new relationships with marketing and law firms, offering our services to their respective clients.  In addition, we have begun the process of our own self-marketing efforts, utilizing the same Online Optimization and Social Marketing techniques that we would normally offer to our clients, instead using them to promote our own business name and services.

One example of proprietary technology developed by YID is the upcoming release of SEO Toaster 2.0, the most advanced SEO website builder software, which will be made available for download from our website www.yourinternetdefender.com.  Any website developed or hosted on SEO Toaster 2.0 will have distinct SEO advantages in the search engine rankings and thus will automatically improve online visibility for YID customers using this platform.  The platform has been developed with SEO Samba Corp. and was available  das of December, 2011.  Further updates and improved software releases will be provided in the future.

Any website developed and/or hosted on SEO Toaster 2.0 has distinct advantages in the organic search engine rankings and thus automatically improves online visibility for all YID customers utilizing this platform.

Another example of proprietary technology developed by YID is SEO Nexus, an automated online marketing application, available as software delivered as a service (SaaS).  SEO Nexus automatically executes SEO techniques and acts as a central command center that connects to an unlimited number of self-reliant remotely hosted websites.  To the best of our knowledge of the industry, SEO Nexus is unique as it physically optimizes and automates all on-site SEO factors and includes time-saving automation routines, while all other automated SEO applications typically only analyze and suggest the proper strategies.  SEO Nexus is available to all customers on a subscription basis.

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

YID hopes to add new features to its corporate website http://www.yourinternetdefender.com. In particular we will be offering new downloadable proprietary software and adding features which will enable our current customers to self-manage numerous aspects of their ongoing projects.   YID will also work actively on marketing its services directly to the general public and via new and existing relationships with PR and marketing firms, attorneys and other sources of potential clients.

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

Results of Operations for the period from May 4, 2011 (inception) to March 31, 2012

Revenues

We are in a development stage and generated revenues during the period from May 4, 2011 (inception) through March 31, 2012 of $151,130.

Total operating expenses

During period from May 4, 2011 (inception) to March 31, 2012, the total operating expenses were $202,952. $123,100 of these costs were attributable  to direct costs of revenues, and $70,452 were general and administrative expenses and officers' compensation of $9,400. The general and administrative expenses of $70,452 were comprised of accounting fees of $28,159, legal fees of $18,366 and other miscellaneous items.

Net loss

During the period from May 4, 2011 (inception) to March 31, 2012, we had a net loss of $51,864.

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of $48,600. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months. We will need to seek additional capital for the purpose of financing our development and marketing efforts.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  We had a net loss since inception of $51,864 and used cash in operating activities through inception through March 31, 2012 of $31,890. This raises substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item 7A.

Item 8.     Financial Statements.
YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	18	CONDENSED BALANCE SHEET AS OF MARCH 31, 2012

PAGE	19	CONDENSED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH MARCH 31, 2012

PAGE	20	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH MARCH 31, 2012

PAGE	21	CONDENSED STATEMENT OF CASH FLOW FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH MARCH 31, 2012

PAGES	22 - 27	CONDENSED NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Your Internet Defender Inc.

We have audited the accompanying consolidated balance sheets of Your Internet Defender Inc. (a development stage Company) (the “Company”) as of March 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the period from May 4, 2011 (inception) through March 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Internet Defender Inc. (a development stage Company) as of March 31, 2012 and for the period from May 4, 2011 (inception) through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
June 22, 2012

1905 Wright Boulevard
Schaumburg, IL 60193
Phone: 847.524.0800
Fax: 847.524.1655

YOUR INTERNET DEFENDER, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,600
Accounts receivable, net	15,869
TOTAL CURRENT ASSETS	64,469

Website development costs, net	21,015
Security Deposit	325
TOTAL OTHER ASSETS	21,340

TOTAL ASSETS	$85,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,900
Accrued expenses and other current liabilities	18,933

TOTAL LIABILITIES	20,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 share authorized, none issued and outstanding	$-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 52,000,000 shares issued and outstanding	5,200
Additional paid in capital	111,640
Accumulated deficit during development stage	(51,864)

TOTAL STOCKHOLDERS' EQUITY	64,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,809

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS

From May 4, 2011 (Inception) to March 31, 2012

REVENUE	$151,130

OPERATING EXPENSES
Cost of revenues	123,100
Officers' compensation	9,400
General and administrative expense	70,452
Total Operating Expenses	202,952

LOSS FROM OPERATIONS	(51,822)

OTHER EXPENSES
Interest Expense	42

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(51,864)

Provision for Income Taxes	-

NET LOSS	$(51,864)

Net loss per share - basic and diluted	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	37,215,000

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO MARCH 31, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE, May 4, 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common stock -Founders $0.0001 per share	-	-	9,400,000	940			940
Sale of common stock - private placement $0.0025 per share	-	-	42,600,000	4,260	102,240		106,500
Non cash compensation					9,400		9,400

Net Loss for the Three Months Ended March 31, 2012						(51,864)	(51,864)

BALANCE, March 31, 2012	-	$-	52,000,000	$5,200	$111,640	$(51,864)	$64,976

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW

FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,864)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,935
In-kind compensation	9,400
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	(15,869)
Decrease (increase) in Security deposit	(325)
Increase (decrease) in accounts payable	1,900
Increase (decrease) in accrued expenses and other current liabilities	18,933
Net Cash Used In Operating Activities	(31,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for website development costs	(26,950)

Net Cash Used in Investing Activities	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock Issuance	107,440
Proceeds from notes payable - related party	10,000
Repayment of notes payable - related party	(10,000)
Net Cash Provided By Financing Activities	107,440

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS	48,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,600

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-
Interest	$42

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

During the year ended March 31, 2012 activities during the development stage include developing the business plan and raising capital.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2012 the Company did not have any balances that exceeded FDIC insurance limits.

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
AS OF MARCH 31, 2012

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

At March 31, 2012 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of March 31, 2012, the Company capitalized $26,950 of website development costs. Amortization expense from inception of May 4, 2011 through March 31, 2012 totaled $5,935.

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
AS OF MARCH 31, 2012

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

During the year ended March 31, 2012, Nine customers made up sales of 50%, 16%, 10%, 10%, 7%, 4%, 1%, 1% and 1% of our total sales, respectively.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2012 there were no common share equivalents outstanding.

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
AS OF MARCH 31, 2012

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
AS OF MARCH 31, 2012

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

(C) In-Kind Contribution

For the period from May 4, 2011 (Inception) through March 31, 2012, two shareholders of the Company contributed services having a fair value of $9,400 (See Note 4).

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

NOTE 4	RELATED PARTY TRANSACTIONS

On June 2, 2011 a related party loaned $10,000 to the Company for initial start-up costs. The note is unsecured, carries an interest rate of 5% per annum, and matured on September 30, 2011.  The note was repaid in full with accrued interest of $42 on August 16, 2011 (See Note 2).

For the period from May 4, 2011 (Inception) through March 31, 2012, two shareholders of the Company contributed services having a fair value of $9,400 (See Note 3(C)).

On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $51,864 and used cash in operating activities through inception of $31,890. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENT

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through June 22, 2012 the date which the financial statements were issued.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

On February 9, 2012, we changed our principal independent accountants. On such date, the Company dismissed Webb & Company, P.A. (“Webb”) from serving as its principal independent accountants and retained Lake & Associates, CPA’s (“Lake”) as its principal independent accountants. The decision to change accountants was approved by the Company’s board of directors.

In connection with the audit for the period May 4, 2011(inception) to June 30, 2011 and the  period through February 9, 2012, the date of dismissal, none of Webb’s reports on the Company’s financial statements from May 4, 2011 until February 9, 2012, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Webb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Webb served as the Company’s independent registered public accounting firm.

However, the report of Webb, dated August 22, 2011, on the Company’s financial statements as for the period May 4, 2011 (inception) to June 30, 2011 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern.

Prior to February 9, 2012, the date that Lake was retained as the principal independent accountants of the Company:

(1) The Company did not consult Lake regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements;

(2) Neither a written report nor oral advice was provided to the Company by Lake that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult Lake regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of March 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name and Business Address	Age	Position

Lisa Grossman	49	President and Director

Gabriel Solomon	37	Treasurer, Secretary and Director

Lisa Grossman has been the Secretary of Enterologics, Inc. since its inception on September 2, 2009. Enterologics is an early stage pre-revenue generating company registered with the SEC currently involved with the development of live biotherapeutic products for gastrointestinal disorders. Ms. Grossman has been the Vice President of The Meister Group, a private financial consulting firm since July 2004.

Gabriel Solomon is, since July 2011,  an officer and director of Special Times for Special Needs, a New York based not for profit corporation since July 2011. Mr. Solomon is the President and owner of  Life Capture Images, since July 2006. Mr. . Mr. Solomon graduated Queens College with a Bachelors in Communications in 1996.

Through their own business activities and experiences both directors have come to understand that in today’s business environment, online brand and reputation management, coupled with search engine optimization – both on and off site, along with other related efforts, are the keys to building and maintaining corporate brands and personal reputations. The directors will seek out individuals with relevant experience to operate and build the Company.

There are no familial relationships among any of our officers or directors.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have a financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.   Executive Compensation.

Since our incorporation on May 4, 2011, Lisa Grossman has been our President and a Director. We have no formal employment or consulting agreement with Ms. Grossman. Ms. Grossman has not received any compensation for her services as an officer and director to the Company at any time.

Since our incorporation on May 4, 2011, Gabriel Solomon has been our Secretary and a Director, and since August 1, 2011 our Treasurer. We have no formal employment or consulting agreement with Mr. Solomon. Mr. Solomon has not received any compensation for his services as an officer and director at any time.

Since our incorporation on May 4, 2011, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

The two directors contributed services to the Company as of March 31, 2012 having a fair value of $9,400.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of June 25, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 52,000,000 shares of our common stock issued and outstanding as of June 25, 2012. Unless otherwise indicated, the address of each stockholder listed below is c/o Your Internet Defender, 20 East Sunrise Highway, Suite 202, Valley Stream, New York 11581.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Lisa Grossman (1)	Common	4,200,000	8.08%

Gabriel Solomon	Common	200,000	Less than 1%

Punim Chadoshos, LLC(2)	Common	5,000,000	9.62%

Directors and Officers as a Group (2 persons)	Common	4,400,000	8.46%

(1)           Includes 4,000,000 shares purchased by Yitz Grossman, the husband of Lisa Grossman, our president and director, and 200,000 shares purchased by Lisa Grossman at a purchase price of par value per share.

(2)           Irving Bader is the trustee of the trust which owns all of the issued and outstanding membership interests of Punim Chadoshos, LLC, a  New York limited liability company. Mr. Bader is the father of Lisa Grossman.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the period ended March 31, 2012, our two directors who are also shareholders contributed services to the Company valued at $9,400.

On June 2, 2011, we borrowed $10,000 from Arevim, Inc. The loan along with 5% annual interest was due and payable on September 30, 2011. On August 16, 2011 we repaid $10,042 to Arevim, Inc. Lisa Grossman, our President and director, is an officer of Arevim, Inc.

Mrs. Grossman is also the vice president of The Meister Group, LLC, which occupies space at 20 East Sunrise Highway, Valley Stream, New York. YID occupies, rent free, a portion of such space at the same location.

On July 25, 2011, we issued 4,200,000 shares of our common stock to Lisa Grossman, our President and a director of the Company.  These shares were issued in exchange for $420. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Ms. Grossman is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 25, 2011, we issued 200,000 shares of our common stock to Gabriel Solomon, our secretary and a director of the Company.  These shares were issued in exchange for $20. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Solomon is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On July 25, 2011, we issued 5,000,000 shares of our common stock to Punim Chadoshos, LLC.  These shares were issued in exchange for $500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Irving Bader is the trustee of the trust which owns all of the issued and outstanding membership interests of Punim Chadoshos, LLC, a  New York limited liability company. Mr. Bader is the father of Lisa Grossman. Mr. Bader is an accredited investor and founder of the Company who had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

In July 2011, we entered into a12-month consulting agreement with Face Up Entertainment Group, Inc. f//k/a Game Face Gaming, Inc. (OTCBB:FUEG) for our services under which we are to receive total fees of $31,400 payable as follows: $3,900 commencing month one and thereafter $2,500 monthly. Our initial engagement was to create and build a website and to position Face Up Entertainment for further optimization work. Under an executed agreement with this client, we are providing SEO services, with the goal being to have their name established and ranked on on-line search engines. This agreement was modified on October 3, 2011, to increase the length of the agreement through September 2012 and to reflect a fee on signing of $3,200 and a $4,200 monthly fee for optimization services. As of March 31, 2012 the Company received an aggregate of $30,481from Face Up Entertainment.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.   Principal Accounting Fees and Services.

Our principal independent accountant was Webb until February 9, 2012.  Fees billed to the Company for the fiscal years ending March 31, 2012 and 2011 are set forth below:

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011
Audit Fees	0	$7,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	$1,950

Our principal independent accountant was Lake from February 9, 2012.  Fees billed to the Company for the fiscal year ending March 31, 2012 are set forth below:

Fiscal Year Ended March 31, 2012
Audit Fees	$7,500
Audit Related Fees	0
Tax Fees	0
All Other Fees	$1,400

As of March 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV
Item 15.   Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation of Registrant filed on May 4, 2011 (1)

3.2	Certificate of Correction to the Articles of Incorporation, filed June 3, 2011 (1)

3.3	By-Laws of Registrant (1)

10.1	Agreement between Your Internet Defender Inc. and Fox & Melochik LLC dated September 23, 2011 (2)

10.2	Agreement between Your Internet Defender Inc. and Game Face Gaming Inc. dated July 12, 2011 (2)

10.3	Agreement between Your Internet Defender Inc. and Vals International, Inc. effective August 8, 2011 (2)

10.4	Form of Subscription Agreement (2)

10.5	Agreement between Your Internet Defender Inc. and Game Face Gaming dated October 3, 2011. (3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on August 31, 2011.
(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1/A on October 11, 2011.
(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to our Registration Statement on Form S-1/A on November 29, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUR INTERNET DEFENDER INC.

Date: June 28, 2012	By:	/s/ Lisa Grossman
Lisa Grossman
President, and Director
(Principal Executive Officer)

By:	/s/ Gabriel Solomon
Gabriel Solomon
Treasurer and Secretary and Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2012	By:	/s/ Lisa Grossman
Lisa Grossman
President and Director
(Principal Executive Officer)

Date: June 28, 2012	By:	/s/ Gabriel Solomon
Gabriel Solomon
Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)