Form 10-Q
period 2012-06-30
Your Internet Defender, Inc
filed 2012-08-08
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

(516) 303- 8199
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

As of August 8, 2012, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE
CONDENSED BALANCE SHEET AS OF JUNE 30, 2012 (UNAUDITED) AND MARCH 31, 2012 (AUDITED)	F-1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH JUNE 30, 2012	F-2

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH JUNE 30, 2012	F-3

CONDENSED STATEMENT OF CASH FLOW (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH JUNE 30, 2012	F-4

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS	F-5

YOUR INTERNET DEFENDER, INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012

ASSETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$9,822	$48,600
Accounts receivable, net	13,240	15,869
TOTAL CURRENT ASSETS	23,062	64,469

Website development costs, net	18,769	21,015
Security Deposit	325	325
TOTAL OTHER ASSETS	19,094	21,340

TOTAL ASSETS	$42,156	$85,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,953	$1,900
Accrued expenses and other current liabilities	18,700	18,933

TOTAL LIABILITIES	20,653	20,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 share authorized, none issued and outstanding	$-	$
Common stock, $0.0001 par value, 150,000,000 shares authorized, 52,000,000 shares issued and outstanding	5,200	5,200
Additional paid in capital	114,240	111,640
Accumulated deficit during development stage	(97,937)	(51,864)

TOTAL STOCKHOLDERS' EQUITY	21,503	64,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,156	$85,809

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,	FOR THE THREE MONTHS ENDED JUNE 30,	FROM MAY 4, 2011 (INCEPTION) TO JUNE 30,
	2012	2011	2012

REVENUE	$22,846	$2,000	$173,976

OPERATING EXPENSES
Cost of revenues	42,512	3,368	165,612
Officers' compensation	2,600	1,600	12,000
General and administrative expense	23,357	1,154	93,809
Total Operating Expenses	68,469	6,122	271,421

LOSS FROM OPERATIONS	(45,623)	(4,122)	(97,445)

OTHER EXPENSES
Interest Expense	450	40	492

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(46,073)	(4,162)	(97,937)

Provision for Income Taxes	-	-	-

NET LOSS	$(46,073)	$(4,162)	$(97,937)

Net loss per share - basic and diluted	$(0.00)	$-
Weighted average number of shares outstanding during the period - basic and diluted	52,000,000	0

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO JUNE 30, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development Stage
	Shares	Amount	Shares	Amount	Capital		Total
BALANCE, May 4, 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common stock -Founders $0.0001 per share	-	-	9,400,000	940			940
Sale of common stock - private placement $0.0025 per share	-	-	42,600,000	4,260	102,240		106,500
Non cash compensation - May 4, 2011 (inception) to March 31, 2012					9,400		9,400
Net Loss, for the period May 4, 2011 (Inception) to March 31, 2012						(51,864)	(51,864)

BALANCE, March 31, 2012	-	$-	52,000,000	$5,200	$111,640	$(51,864)	$64,976

Non cash compensation - three months ended June 30, 2012					2,600		2,600

Net Loss for the Three Months Ended June 30, 2012						(46,073)	(46,073)

BALANCE, June 30, 2012	-	$-	52,000,000	$5,200	$114,240	$(97,937)	$21,503

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW (UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,	FOR THE THREE MONTHS ENDED JUNE 30,	FROM MAY 4, 2011 (INCEPTION) TO JUNE 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,073)	$(4,162)	$(97,937)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,246	-	8,181
In-kind compensation	2,600	1,600	12,000
Changes in Operating Assets and Liabilities:			-
Decrease (increase) in accounts receivable	2,629	(2,000)	(13,240)
Decrease (increase) in Security deposit	-		(325)
Increase (decrease) in accounts payable	53	315	1,953
Increase (decrease) in accrued expenses and other current liabilities	(233)	40	18,700
Net Cash Used In Operating Activities	(38,778)	(4,207)	(70,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for website development costs		(975)	(26,950)

Net Cash Used in Investing Activities	-	(975)	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock Issuance			107,440
Proceeds from notes payable - related party		10,000	10,000
Repayment of notes payable - related party			(10,000)
Net Cash Provided By Financing Activities	-	10,000	107,440

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS	(38,778)	4,818	9,822

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,600	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,822	$4,818	$9,822

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$	$40	$42

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

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

During the three months ended June 30, 2012 activities during the development stage include developing the business plan.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2012 the Company did not have any balances that exceeded FDIC insurance limits.

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
AS OF JUNE 30, 2012

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

At June 30, 2012 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of June 30, 2012, the Company capitalized $26,950 of website development costs. Amortization expense for the three months ended June 30, 2012 totaled $2,246.

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
AS OF JUNE 30, 2012

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

During the three months ended June 30, 2012, seven customers made up sales of 55%, 14%, 10%, 10%, 5%, 5%, and 1% of our total sales, respectively.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2012 there were no common share equivalents outstanding.

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
AS OF JUNE 30, 2012

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

NOTE 2	STOCKHOLDERS' EQUITY

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

(C) In-Kind Contribution

For the three months ended June 30, 2012, two shareholders of the Company contributed services having a fair value of $2,600 (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2012, two shareholders of the Company contributed services having a fair value of $2,600 (See Note 2(C)).

On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $97,937 and used cash in operating activities through inception of $70,668. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were issued.

On July 30, 2012, the Company executed a four-year consulting agreement for $12,000 per month with a related party commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised in total a minimum of two million in gross capital from any and all sources.

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

All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

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

One example of proprietary technology developed by YID is the SEO Toaster 2.0, the most advanced SEO website builder software, which is available for download from our website www.yourinternetdefender.com.  Any website developed or hosted on SEO Toaster 2.0 will have distinct SEO advantages in the organic search engine rankings and thus automatically improves online visibility for YID customers utilizing this platform.  The platform has been developed with SEO Samba Corp. and became available in December 2011.  We intend to provide further updates and improved software releases in the future.

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

YID has added and will continue to add new features to its corporate website http://www.yourinternetdefender.com. In particular we are now  offering new downloadable proprietary software and adding features which will enable our current customers to self-manage numerous aspects of their ongoing projects. YID will also work actively on marketing our services directly to the general public and via new and existing relationships with PR and marketing firms, attorneys and other sources of potential clients.

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

YID will continue to actively search for new corporate and high-end individual clients. The Company’s current services are priced at the high-end of the pricing spectrum and the Company believes that it has the ability to attract clients that grasp its unique understanding of the issues facing their web presence and ability to fix them and is therefore currently focusing on individuals with higher incomes and corporations with budget allocations for these services.  We will also aggressively establish relationships with numerous public relations and law firms, offering to provide our services to their existing and future customers and clients.  We also plan to invest in the expansion of our proprietary technology base, offering new automated services to online customers, thus enabling us to mass-market new product offerings in addition to our current consulting-type services. The Company has made numerous presentations, has been asked to submit contract  proposals to five of these prospects and hopes that at least a handful of these, will result in new business. The Company has been receiving a great deal of requests for proposal through its own online marketing initiatives (Google organic visibility of YID’s own website), and has increased its sales and marketing outreach to mid-size businesses and franchise operators .  The Company also plans to expand its sales force to broaden the marketing exposure of its products and services.

Results of Operations for the period from May 4, 2011 (inception) to June 30, 2012

Revenues

We are in a development stage and generated revenues during the period from May 4, 2011 (inception) through June 30, 2012 of $173,976.

Total operating expenses

During period from May 4, 2011 (inception) to June 30, 2012, total operating expenses were $271,421, which includes costs of sales of $165,612, imputed officers' compensation of $12,000 and general and administrative expenses of $93,809.

Net loss

During the period from May 4, 2011 (inception) to June 30, 2012, we had a net loss of $97,937.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

We generated revenues during the quarterly period ended June 30, 2012 of $22,846 compared with revenues of $2,000 for the quarterly period ended June 30, 2011.

Total operating expenses

During the quarterly period ended June 30, 2012, our total operating expenses were $68,469, which includes costs of sales of $45,512, officers' compensation of $2,600 and general and administrative expenses of $23,357 compared to total operating expenses of $6,122, which includes cost of sales of $3,368, officers’ compensation of $1,600 and general and administrative expenses of $1,154 for the quarterly period ended June 30, 2011.

Net loss

During the quarterly period ended June 30, 2012, we had a net loss of $46,073 compared to a net loss of $4,162 for the quarterly period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had a cash balance of $9,822. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months. We will need to seek additional capital for the purpose of financing our development and marketing efforts.

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

Going Concern Consideration

The Company has been in the development stage since its inception and continues to incur significant losses.  We had a net loss since inception of $97,937 and used cash in operating activities through inception through June 30, 2012 of $70,668. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our balance sheet as of June 30, 2012 reflects cash in the amount of $9,822 and a $13,240 accounts receivable. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Critical Accounting Policies and Estimates

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. As of June 30, 2012, the Company capitalized $26,350 of website development costs. The Company recorded amortization expense of $2,246 for the three months ended June 30, 2012.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our President and Treasurer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, the end of the period covered by this Report and have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

In connection with the approval on June 5, 2012 of the Company’s common stock being quoted for trading on the Over-The-Counter Bulletin Board, in May 2012, five of the Company’s stockholders entered into lock-up agreements with the Company pursuant to which they agreed not to, directly or indirectly, offer, sell, assign, pledge or otherwise encumber or transfer 50% of the shares held by each of them (representing an aggregate of 11,425,000 shares) for three months, and five stockholders agreed pursuant to such lock-up agreements not to directly or indirectly, offer, sell, assign, pledge or otherwise encumber or transfer 50% of the shares held by each of them (representing an aggregate of 11,887,500 shares) for six months.

Effective as of July 30, 2012, the Company executed a four-year consulting agreement with Yitz Grossman which is automatically renewable for another three years if the Company has raised in total at least two million in gross capital from any and all sources. Mr. Grossman shall receive $12,000 per month, commencing upon the earlier to occur of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1. If any other consultant to the Company is to receive a higher compensation, the compensation payable to Mr. Grossman shall be adjusted higher to reflect said compensation. If Mr. Grossman’s engagement is terminated by the Company or if Mr. Grossman otherwise ceases providing services to the Company, the Company shall pay to the Consultant the compensation accrued through the date of termination. For all the terms of the consulting agreement, reference is hereby made to such agreement annexed hereto as Exhibit 10.6 and all statements made herein concerning the foregoing agreement are qualified by reference to said Exhibit.

Item 6.      Exhibits

Exhibit No.	Description

10.6	Consulting Agreement effective as of July 30, 2012 between Yitz Grossman and Your Internet Defender Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheet, (ii) Statement of Operations, (iii)  Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*Furnished herewith.

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

YOUR INTERNET DEFENDER INC.

Dated: August 8, 2012	By	/s/ Lisa Grossman
Name: Lisa Grossman
Title: President and director (Principal Executive Officer)

Dated: August 8, 2012	By	/s/ Gabriel Solomon
Name: Gabriel Solomon
Title: Treasurer and Secretary and director (Principal Financial and Accounting Officer)