Form 10-Q
period 2012-09-30
Your Internet Defender, Inc
filed 2012-11-14
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

As of November 12, 2012, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

YOUR INTERNET DEFENDER, INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012

ASSETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,155	$48,600
Accounts receivable, net	6,135	15,869
Prepaid Expense	937	-
TOTAL CURRENT ASSETS	8,227	64,469

Website development costs, net	16,523	21,015
Security Deposit	325	325
TOTAL OTHER ASSETS	16,848	21,340

TOTAL ASSETS	$25,075	$85,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,745	$1,900
Accrued expenses and other current liabilities	35,568	18,933

TOTAL LIABILITIES	41,313	20,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 share authorized, none issued and outstanding	$-	$
Common stock, $0.0001 par value, 150,000,000 shares authorized, 52,000,000 shares issued and outstanding	5,200	5,200
Additional paid in capital	116,840	111,640
Accumulated deficit during development stage	(138,278)	(51,864)

TOTAL STOCKHOLDERS' EQUITY	(16,238)	64,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,075	$85,809

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,	FOR THE THREE MONTHS ENDED SEPTEMBER 30,	FOR THE SIX MONTHS ENDED SEPTEMBER 30,	FROM MAY 4, 2011 (INCEPTION) TO SEPTEMBER 30,	FROM MAY 4, 2011 (INCEPTION) TO SEPTEMBER 30,
	2012	2011	2012	2011	2012

REVENUE	$32,536	$42,400	$55,382	$44,400	206,512

OPERATING EXPENSES
Cost of revenues	39,815	37,366	82,327	40,734	205,427
Officers' compensation	2,600	2,600	5,200	4,200	14,600
General and administrative expense	30,462	23,136	53,819	24,290	124,271
Total Operating Expenses	72,877	63,102	141,346	69,224	344,298

LOSS FROM OPERATIONS	(40,341)	(20,702)	(85,964)	(24,824)	(137,786)

OTHER EXPENSES
Interest Expense	-	2	450	42	492

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(40,341)	(20,704)	(86,414)	(24,866)	(138,278)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(40,341)	$(20,704)	$(86,414)	(24,866)	(138,278)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	52,000,000	31,267,337	52,000,000	19,177,300	41,531,764

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO SEPTEMBER 30, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
BALANCE, May 4, 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common stock -Founders $0.0001 per share	-	-	9,400,000	940			940
Sale of common stock - private placement $0.0025 per share	-	-	42,600,000	4,260	102,240		106,500
Non cash compensation - May 4, 2011 (inception) to March 31, 2012					9,400		9,400
Net Loss, for the period May 4, 2011 (Inception) to March 31, 2012						(51,864)	(51,864)

BALANCE, March 31, 2012	-	$-	52,000,000	$5,200	$111,640	$(51,864)	$64,976

Non cash compensation - three months ended June 30, 2012					2,600		2,600

Net Loss for the Three Months Ended June 30, 2012						(46,073)	(46,073)

BALANCE, June 30, 2012	-	$-	52,000,000	$5,200	$114,240	$(97,937)	$21,503

Non cash compensation - three months ended September 30, 2012					2,600		2,600

Net Loss for the Three Months Ended September 30, 2012						(40,341)	(40,341)
	-	$-	52,000,000	$5,200	$116,840	$(138,278)	$(16,238)

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW (UNAUDITED)

	FOR THE SIX MONTHS ENDED SEPTEMBER,	FOR THE SIX MONTHS ENDED SEPTEMBER,	FROM MAY 4, 2011 (INCEPTION) TO SEPTEMBER 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,414)	$(24,866)	$(138,278)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,492	1,443	10,427
In-kind compensation	5,200	4,200	14,600
Changes in Operating Assets and Liabilities:			-
Decrease (increase) in accounts receivable	9,734	(8,000)	(6,135)
Decrease (increase) in Prepaid Exp	(937)		(937)
Decrease (increase) in Security deposit	-		(325)
Increase (decrease) in accounts payable	3,845	11,835	5,745
Increase (decrease) in accrued expenses and other current liabilities	16,635	6,375	35,568
Net Cash Used In Operating Activities	(47,445)	(9,013)	(79,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for website development costs		(26,950)	(26,950)

Net Cash Used in Investing Activities	-	(26,950)	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock Issuance		107,440	107,440
Proceeds from notes payable - related party		10,000	10,000
Repayment of notes payable - related party		(10,000)	(10,000)
Net Cash Provided By Financing Activities	-	107,440	107,440

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS	(47,445)	71,477	1,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,600	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,155	$71,477	$1,155

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$	$42	$42

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

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

During the six months ended September 30, 2012 activities during the development stage include developing the business plan and raising capital.

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

Cash and Cash Equivalents
For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2012 the Company did not have any balances that exceeded FDIC insurance limits.

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
AS OF SEPTEMBER 30, 2012

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

At September 30, 2012 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs
The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. As of September 30, 2012, the Company capitalized $26,950 of website development costs. Amortization expense for the six months ended Septemebr 30, 2012 totaled $4,492.

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
AS OF SEPTEMBER 30, 2012

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
During the six months ended September 30, 2012, one customer made up sales of 50%,   and the remainder customers were each under 10%.

Loss Per Share
Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2012 there were no common share equivalents outstanding.

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
AS OF SEPTEMBER 30, 2012

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

(C)	In-Kind Contribution For the three months ended September 30, 2012, two shareholders of the Company contributed services having a fair value of $2,600 (See Note 3).

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

NOTE 3
RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2012, two shareholders of the Company contributed services having a fair value of $2,600 (See Note 2(C)). On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

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

Consulting expense recognized for the three months ended September 30, 2012 totaled $12,000.

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $138,278 and used cash in operating activities through inception of $79,335. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5
SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were issued. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “YID”, “we,” “our” or “us” refer to Your Internet Defender Inc. unless the context otherwise indicates. The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Plan of Operation

YID has sought out new clients, both individual and corporate, by disseminating the description of its services to people with whom the management and our officers have previous established relationships. Using this “word of mouth” technique has efficiently allowed us to establish a YID relationship and initial track record and to demonstrate our capabilities. In addition, YID has begun approaching public relations and marketing firms, offering our brand of services to their respective clients, as a value-added service.

Our direct marketing approach has been successful to date. One example of the successful use of such approach was our contact with Marketsmith, Inc, a marketing company based in New Jersey, who has now added our name to their list of potential resources. Another example of the success of this approach is with Fox & Melofchik, a law firm based in New Jersey, who not only considered us as a valuable resource for their respective clients, but also themselves employed our services to improve their SEO/online optimization efforts and to build up their social media marketing presence.

To further exploit our direct marketing approach, we have recently entered into an agreement with Banner Marketing. Banner provides advertising solutions using print and digital platforms, and is a well-established staple in the Home Furnishings advertising and other industries. Banner Marketing has corporate relationships with such companies as Ashley Furniture Home Stores and many other well-known retail chains. Banner Marketing has sales presence and relationships in all 50 states and provides top-notch branding, concept, design, copy and media buying services to its clientele. Banner does not provide online marketing / optimization / reputation services, and they have chosen to partner with Your Internet Defender, Inc. to leverage our expertise in the online sphere as well as our technology solutions. In return, YID receives access to the entire client base of Banner Marketing.

YID is continuously seeking out new relationships with marketing and law firms, offering our services to their respective clients. In addition, we have begun self-marketing efforts, utilizing the same online optimization and social marketing techniques that we would normally offer to our clients, to promote our own business name and services.

In addition to SEO and marketing services, YID creates propriety technology and software to be utilized within our industry.

One example of proprietary technology developed by YID is the SEO Toaster 2.0, the most advanced SEO website builder software, which is available for download from our website www.yourinternetdefender.com. Any website developed or hosted on SEO Toaster 2.0 will have distinct SEO advantages in the organic search engine rankings and thus automatically improve online visibility for YID customers utilizing this platform. The platform has been developed with SEO Samba Corp. and became available in December 2011. We intend to provide further updates and improved software releases in the future.
Another example of proprietary technology developed by YID is SEO Nexus, an automated online marketing application, available as software delivered as a service (SaaS). SEO Nexus automatically executes SEO techniques and acts as a central command center that connects to an unlimited number of self-reliant remotely hosted websites. To the best of our knowledge of the industry, SEO Nexus is unique as it physically optimizes and automates all on-site SEO factors and includes time-saving automation routines. Other automated SEO applications typically only analyze and suggest the proper strategies. SEO Nexus is available to all customers on a subscription basis.

Day-to-day operations at YID are primarily directed toward servicing the ongoing project needs of our current clients. The Company’s services which include, SEO, social marketing and reputation management (our core services) are all continuous processes and require ongoing attention and effort. At the same, we are directing our efforts to searching for new clients, as well as seeking out new potential technical resources that will be required as YID expands its customer base.

YID has added and will continue to add new features to its website www.yourinternetdefender.com. In particular we are now offering new downloadable proprietary software and adding features which will enable our current customers to self-manage numerous aspects of their ongoing projects. YID is also actively marketing our services directly to the general public and via new and existing relationships with public relations and marketing firms, attorneys and other sources of potential clients.

Over the course of the next 6-12 months, YID will actively work on establishing new business opportunities by searching for new clients and expanding the scope of work with our existing clients. Our plan is to continue to invest in the creation of new products and services, some of which may be mass-marketed to the general public, in order to attract clientele of lower-income levels (for example, job seekers looking to change their careers, etc.). On the higher-end of the spectrum, YID will look to participate in larger projects typically awarded to well-established public relations and marketing firms, and which are sub-contracted out to smaller firms.

YID will continue to actively search for new corporate and high-end individual clients. The Company’s current services are priced at the high-end of the pricing spectrum and the Company believes that it has the ability to attract clients that grasp its unique understanding of the issues facing their web presence and ability to fix these issues. We are therefore currently focusing on individuals with higher incomes and corporations with budget allocations for these services. We will also aggressively establish relationships with numerous public relations and law firms, offering to provide our services to their existing and future customers and clients. We plan to invest in the expansion of our proprietary technology base, offering new automated services to online customers, thus enabling us to mass-market new product offerings in addition to our current consulting-type services. The Company has made numerous presentations and has been asked to submit contract proposals to some of these prospects. The Company has been receiving a great deal of requests for proposals through its own online marketing initiatives (Google organic visibility of YID’s own website), and has increased its sales and marketing outreach to mid-size businesses and franchise operators. The Company also plans to expand its sales force to broaden the marketing exposure of its products and services.

Results of Operations for the period from May 4, 2011 (inception) to September 30, 2012

Revenues

Revenues for the period from May 4, 2011 (inception) through September 30, 2012 were $206,512

Total operating expenses

During the period from May 4, 2011 (inception) to September 30, 2012, total operating expenses were $344,298, which includes costs of revenues of $205,427, officers' compensation of $14,600 and general and administrative expenses of $124,271.

Net loss

During the period from May 4, 2011 (inception) to September 30, 2012, we had a net loss of $137,786.

Results of Operations Comparison of Six Months Ended September 30, 2012 and from May 4, 2011 (Inception) to September 30, 2011

Revenues

Revenues for the six month period ended September 30, 2012 were $55,382 compared to $44,400 for the period from May 4, 2011 through September 30, 2011. The increase/ was a result of our continued efforts in marketing and building our business. In addition, the latter period represents only five as opposed to six months.

Total operating expenses

Operating expenses for the six month period ended September 30, 2012 totaled $141,346 compared to $69,224 for the period from May 4, 2011 through September 30, 2011. Operating expenses comprise costs of sales, officers’ compensation and general and administrative expenses. The increasewas a result of increased costs associated with SEC reporting requirements and increased marketing efforts.

Net loss

We had a net loss of $85,964 for the six months ended September 30, 2012 as compared to a net loss of $24,824 for the period from May 4, 2011 through September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of $1,155 and accounts receivable in the amount of $6,135. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months. We will need to seek additional capital for the purpose of financing our development and marketing efforts. There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of capital stock

We have historically borrowed funds from both related and unrelated parties. During the quarter ended September 30, 2012 we borrowed Ten Thousand Dollars ($10,000) from a related party, and on October 15th we borrowed another Two Thousand Five Hundred Dollars ($2,500) from a related party. Both of these loans have been repaid. On November 9, 2012 we borrowed an additional $27,000 from a related party.

During the six months ended September 30, 2012, one customer made up sales of 50%, and the remainder customers were each under 10%. Accordingly, our business would be greatly damaged if we were to lose our primary customer.

Two of our stockholders provided, without cost to the Company, services, valued at $2600 for the quarter end September 30, 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

Going Concern Consideration

The Company has been in the development stage since its inception and continues to incur significant losses. We had a net loss since inception of $138,278 and used cash in operating activities from inception through September 30, 2012 of $79,335. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate additional revenues and profits from our business plan.

In the audit opinion for our year end March 31, 2012, our auditor included a statement that as a result of our significant losses since inception there is a substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2012 the Company did not have any balances that exceeded FDIC insurance limits.

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

At September 30, 2012 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. As of September 30, 2012, the Company capitalized $26,950 of website development costs. Amortization expense for the six months ended Septemebr 30, 2012 totaled $4,492.

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

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. During the six months ended September 30, 2012, one customer made up sales of 50%, and the remainder customers were each under 10%.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2012 there were no common share equivalents outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

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

Effective as of July 30, 2012, the Company executed a four-year consulting agreement with Yitz Grossman which is automatically renewable for another three years if the Company has raised in total at least two million in gross capital from any and all sources. Mr. Grossman shall receive $12,000 per month, commencing upon the earlier to occur of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1. If any other consultant to the Company is to receive a higher compensation, the compensation payable to Mr. Grossman shall be adjusted upwards to reflect said compensation. If Mr. Grossman’s engagement is terminated by the Company or if Mr. Grossman otherwise ceases providing services to the Company, the Company shall be required to pay to Mr. Grossman the compensation accrued through the date of termination. On October 1, 2012, Mr. Grossman entered into an extension agreement with the Company under which he has agreed to waive his monthly consulting fee until January 1, 2013.

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
______________
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

YOUR INTERNET DEFENDER INC.

Dated: November 14, 2012	By	/s/ Lisa Grossman
Lisa Grossman
President and director (Principal Executive Officer)

Dated: November 14, 2012	By	/s/ Gabriel Solomon
Gabriel Solomon
Treasurer and Secretary and director (Principal Financial and Accounting Officer)