Form 10-Q
period 2012-12-31
Your Internet Defender, Inc
filed 2013-02-12
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 11, 2013, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2012 (UNAUDITED) AND MARCH 31, 2012 (AUDITED)

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012

PAGE	6	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012

PAGE	7	CONDENSED STATEMENT OF CASH FLOW (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH DECEMBER 31, 201

PAGES	8- 13	CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

YOUR INTERNET DEFENDER, INC.
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2012

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$48,600
Accounts receivable, net	22,441	15,869
Prepaid Expense	950	-
TOTAL CURRENT ASSETS	23,391	64,469

Website development costs, net	14,277	21,015
Security Deposit	325	325
TOTAL OTHER ASSETS	14,602	21,340

TOTAL ASSETS	$37,993	$85,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Overdraft	$4,022	$-
Note payable - related party	27,000
Accounts payable	3,306	1,900
Accrued expenses and other current liabilities	42,699	18,933

TOTAL CURRENT LIABILITIES	77,027	20,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 share authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 52,000,000 shares issued and outstanding	5,200	5,200
Additional paid in capital	119,440	111,640
Accumulated deficit during development stage	(163,674)	(51,864)

TOTAL STOCKHOLDERS' EQUITY	(39,034)	64,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,993	$85,809

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,	FOR THE THREE MONTHS ENDED DECEMBER 31,	FOR THE NINE MONTHS ENDED DECEMBER 31,	FROM MAY 4, 2011 (INCEPTION) TO DECEMBER 31,	FROM MAY 4, 2011 (INCEPTION) TO DECEMBER 31,
	2012	2011	2012	2011	2012

REVENUE	$54,664	$53,885	$110,046	$98,285	$261,176

OPERATING EXPENSES
Cost of revenues	62,690	40,056	145,017	80,790	268,117
Officers' compensation	2,600	2,600	7,800	6,800	17,200
General and administrative expense	14,586	16,849	68,405	41,139	138,857
Total Operating Expenses	79,876	59,505	221,222	128,729	424,174

LOSS FROM OPERATIONS	(25,212)	(5,619)	(111,176)	(30,443)	(162,998)

OTHER EXPENSES
Interest Expense	184	-	634	42	676

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(25,396)	(5,619)	(111,810)	(30,485)	(163,674)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(25,396)	$(5,619)	$(111,810)	$(30,485)	$(163,674)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	52,000,000	52,000,000	52,000,000	31,655,351	43,902,294

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD MAY 4, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE, May 4, 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common stock -Founders $0.0001 per share	-	-	9,400,000	940			940
Sale of common stock - private placement $0.0025 per share	-	-	42,600,000	4,260	102,240		106,500
Non cash compensation - May 4, 2011 (inception) to March 31, 2012					9,400		9,400

Net Loss, for the period May 4, 2011 (Inception) to March 31, 2012						(51,864)	(51,864)

BALANCE, March 31, 2012	-	$-	52,000,000	$5,200	$111,640	$(51,864)	$64,976

Non cash compensation - three months ended June 30, 2012					2,600		2,600

Net Loss for the Three Months Ended June 30, 2012						(46,073)	(46,073)

BALANCE, June 30, 2012	-	$-	52,000,000	$5,200	$114,240	$(97,937)	$21,503

Non cash compensation - three months ended September 30, 2012					2,600		2,600

Net Loss for the Three Months Ended September 30, 2012						(40,341)	(40,341)

BALANCE, September 30, 2012	-	$-	52,000,000	$5,200	$116,840	$(138,278)	$(16,238)

Non cash compensation - three months ended December 31, 2012					2,600		2,600

Net Loss for the Three Months Ended December 31, 2012						(25,396)	(25,396)

BALANCE, December 31, 2012	-	$-	52,000,000	$5,200	$119,440	$(163,674)	$(39,034)

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW (UNAUDITED)

	FOR THE NINE MONTHS ENDED DECEMBER 31,	FOR THE NINE MONTHS ENDED DECEMBER 31,	FROM MAY 4, 2011 (INCEPTION) TO DECEMBER 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,810)	$(30,485)	$(163,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,738	3,689	12,673
In-kind compensation	7,800	6,800	17,200
Changes in Operating Assets and Liabilities:			-
Decrease (increase) in accounts receivable	(6,572)	(12,200)	(22,441)
Decrease (increase) in prepaid Exp	(950)		(950)
Decrease (increase) in security deposit	-		(325)
Increase (decrease) in bank overdraft	4,022		4,022
Increase (decrease) in accounts payable	1,406	7,603	3,306
Increase (decrease) in accrued expenses and other current liabilities	23,766	4,000	42,699
Net Cash Used In Operating Activities	(75,600)	(20,593)	(107,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for website development costs		(26,950)	(26,950)

Net Cash Used in Investing Activities	-	(26,950)	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock Issuance		107,440	107,440
Proceeds from notes payable - related party	27,000	10,000	37,000
Repayment of notes payable - related party		(10,000)	(10,000)
Net Cash Provided By Financing Activities	27,000	107,440	134,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,600)	59,897	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,600	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$59,897	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$452	$42	$494

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

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

During the nine months ended December 31, 2012 activities during the development stage include developing the business plan and raising capital.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2012 the Company did not have any balances that exceeded FDIC insurance limits.

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
AS OF DECEMBER 31, 2012

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

At December 31, 2012 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of December 31, 2012, the Company capitalized $26,950 of website development costs. Amortization expense for the nine months ended December 31, 2012 totaled $6,738.

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
AS OF DECEMBER 31, 2012

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

During the nine months ended December 31, 2012, one customer made up sales of 39%, and the remainder customers were each under 10%.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2012 there were no common share equivalents outstanding.

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
AS OF DECEMBER 31, 2012

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
AS OF DECEMBER 31, 2012

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

(C) In-Kind Contribution

For the three months ended December 31, 2012, two shareholders of the Company contributed services having a fair value of $2,600 (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

For the three months ended December 31, two shareholders of the Company contributed services having a fair value of $2,600 (See Note 2(C)).

On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

On July 30, 2012, the Company executed a four-year consulting agreement for $12,000 per month with a related party commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised in total a minimum of two million in gross capital from any and all sources. On October 1, 2012 the agreement was modified whereby the compensation under the consulting agreement was waived for the period from October through December 2012.

There was no consulting expense recognized for the three months ended December 31, 2012.

On October 5, 2012 the company borrowed $2,500 from a related party, payable on demand and bearing an annual interest rate of 3%. On October 15, 2012 $2,502 was repaid representing principal of $2,500 and interest of $2.

On November 9, 2012 the company borrowed $27,000 from a related party, payable on demand and bearing an annual interest rate of 3%.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $163,674 and used cash in operating activities through inception of $107,490. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 13, 2013 the Company borrowed $4,500 from a related party, payable on demand and bearing an annual interest rate of 3%.

Item 2.      Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “YID”, “we,” “our” or “us” refer to Your Internet Defender Inc. unless the context otherwise indicates.  The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

We are currently on a fiscal year ending March 31. We have defined various periods that are covered in this report as follows:

•	“fiscal 2013” – April 1, 2012 through March 31, 2013
•	“third quarter of fiscal 2013” – October 1, 2012 through December 31, 2012
•	“nine month period ended December 31, 2012” – April 1, 2012 through December 31, 2012
•	“fiscal 2012” — May 4, 2011 (inception) through March 31, 2012.
•	“third quarter of fiscal 2012” – October 1, 2011 through December 31, 2011
•	“five month period ended December 31, 2011” – May 4, 2011 (inception) through December 31, 2011

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the factors discussed in Item 1A. of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Plan of Operation

YID is seeking new clients, both individual and corporate, by disseminating the description of its services to people with whom the management and our officers have previous established relationships.  Using this “word of mouth” technique has efficiently allowed us to establish a YID relationship and initial track record and to demonstrate our capabilities. In addition, YID has begun approaching public relations and marketing firms, offering our brand of services to their respective clients, as a value-added service.

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

On October 15, 2012 the Company entered into a one year automatic renewable agreement with Banner Retail Marketing Group, LLC.  Under the Agreement YID will provide marketing, sale, and support of website services.

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

Over the course of the next 6-12 months, YID intends to actively work on establishing new business opportunities by searching for new clients and expanding the scope of work with our existing clients.  Our plan is to continue to invest in the creation of new products and services, some  of which may be mass-marketed to the general public, in order to attract clientele of lower-income levels (for example, job seekers looking to change their careers, etc.).  On the higher-end of the spectrum, YID will look to participate in larger projects typically awarded to well-established public relations and marketing firms, and which are sub-contracted out to smaller firms.

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

Results of Operations

Revenues

Revenues in the third quarter of fiscal 2013 were $54,664, an increase of $779 compared to the third quarter of fiscal 2012. Revenues during this period remained flat on a comparative basis as we continued efforts in marketing and building our business. Revenues for the nine month period ended December 31, 2012 were $110,046, an increase of $11,761 compared to the five month period ended December 31, 2011.  This increase was primarily a result of our continued marketing efforts and revenues over a nine month period in fiscal 2013 as compared to a five month period in fiscal 2012.

Total operating expenses

Total operating expenses in the third quarter of fiscal 2013 were $79,876, an increase of $20,372 compared to the third quarter of fiscal 2012. These expenses increased primarily due to cost of revenues that increased by $22,635 as a result of increased marketing efforts partially offset by a $2,263 reduction in general and administrative expenses. Total operating expenses for the nine month period ended December 31, 2012 were $221,222, an increase of $92,494 compared to the five month period ended December 31, 2011.  This increase was primarily due to a $64,228 increase in cost of revenues as a result of our marketing efforts, $27,266 increase in general administrative expenses associated with SEC reporting requirements and $1,000 in officers’ compensation all of which covered a nine month period in fiscal 2013 as compared to a five month period in fiscal 2012.

Net loss

Net loss in the third quarter of fiscal 2013 was $(25,396), an increase of $19,777 compared to the third quarter of fiscal 2012. Net loss for the nine month period ended December 31, 2012 was $(111,810), an increase of $81,325 compared to the five month period ended December 31, 2011.  This increase was primarily a result of the increase in operating expenses discussed above and the difference in number of months of operations included in the nine month period in fiscal 2013 as compared to a five month period in fiscal 2012.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2012 our working capital amounted to $(53,636), for a decrease of $97,272 as compared to $43,636 as of March 31, 2012. We rely upon cash generated from our operations and loans from related parties to fund our operations. We expect to continue to borrow working capital from related parties over the next twelve months.

There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of capital stock.

We have historically borrowed funds from both related and unrelated parties.  For the period ended December 31, 2012 we borrowed $27,000 from a related party.

During the nine month period ended December 31, 2012, one customer made up sales of 39%, and the remaining customers each made up under 10% of our sales.  Accordingly, our business would be greatly damaged if we were to lose our primary customer.

Two of our stockholders provided, without cost to the Company, services, valued at $2,600 for the nine month period ended December 31, 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

We may not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $275,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of approximately $105,000 towards salaries, programming and subcontractors, $108,000 towards marketing materials and sales. Additionally, approximately $62,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we may have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. If the Company is unable to obtain the working capital it requires to operate its business, it does not expect to hire any employees during the next 12 months.

Going Concern Consideration

The Company has been in the development stage since its inception and continues to incur significant losses.  We had a net loss since inception of $163,674 and for the period from inception through December 31, 2012, $107,490  in cash was used in operating activities and $26,950 in case was used in investing activities. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end March 31, 2012, our auditor included a statement that as a result of our significant losses since inception there is a substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2012 the Company did not have any balances that exceeded FDIC insurance limits.

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

At December 31, 2012 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of December 31, 2012, the Company capitalized $26,950 of website development costs. Amortization expense for the nine months ended December 31, 2012 totaled $12,673.

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

During the nine months ended December 31, 2012, one customer made up sales of 39%,   and the remaining customers each made up under 10% of our sales.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2012 there were no common share equivalents outstanding.

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

Not applicable to a smaller reporting company.

Item 4.      Controls and Procedures.

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

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 1A.   Risk Factors.

Not applicable to a smaller reporting company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not Applicable

Item 5.      Other Information.

On November 9, 2012 the Company borrowed $27,000 from The 1999 Family Trust, an unrelated party, pursuant to the terms of an unsecured Demand Promissory Note bearing interest at the rate of 3% per annum payable on demand by the lender on or after November 30, 2013.

On January 13, 2013 the Company borrowed $4,500 from The 1999 Family Trust, an unrelated party, pursuant to the terms of an unsecured Demand Promissory Note bearing interest at the rate of 3% per annum payable on demand by the lender on or after March 1, 2013.

Item 6.      Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

YOUR INTERNET DEFENDER INC.

Dated: February 12, 2013	By	/s/ Lisa Grossman
Name: Lisa Grossman
Title: President (Principal Executive Officer)

Dated: February 12, 2013	By	/s/ Gabriel Solomon
Name: Gabriel Solomon
Title: Treasurer (Principal Financial and Accounting Officer)