Form 10-K
period 2013-03-31
Your Internet Defender, Inc
filed 2013-07-15
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-176581

Your Internet Defender, Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 East Sunrise Highway, Suite 202, Valley Stream, New York	11581
(Address of principal executive offices)	(Zip Code)

(516) 303-8199
(Registrant’s telephone number, including area code)
Copies of Communications to:
Laura Anthony, Esq.
Legal & Compliance, LLC
330 Clematis Street, Suite 217
West Palm Beach, FL  33401
(561) 514-0936
Fax (561) 514-0832

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on September 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, there are 52,000,000 shares of common stock are issued and outstanding as of July 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report:

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

OTHER PERTINENT INFORMATION

Throughout this Annual Report references to “we”, “our”, “us”, “YID”, “the Company”, and similar terms refer to Your Internet Defender, Inc.

ITEM 1. BUSINESS

Corporate Background

Your Internet Defender Inc. was incorporated under the laws of the State of Nevada on May 4, 2011 and engages in online brand management, focusing on offsite search engine optimization (SEO), social media reputation monitoring, and specialized brand reputation marketing. We have developed a range of services, proprietary methodology and systems that enable companies, professionals and individuals to protect and promote their brands in the most favorable manner, while attracting traffic to their desired web locations. Our search engine optimization, on-line reputation management and social monitoring services are fully operational. In addition, we have developed automated reputation monitoring products, as well as downloadable software to be used directly by our customers without any assistance.

Our goal is to help consumers and companies accurately represent themselves online as search and user-generated content continue to dominate the Web. We aim to provide all consumer segments — including professionals, business owners, social Web enthusiasts, parents and more – with solutions to control their online reputations and protect against Internet stalking, identity theft/impersonation and other online threats.

Principal Service and Markets

YID offers a full spectrum of reputation and privacy solutions service to safeguard and remove private, personal information from the Internet. While many companies engaging in the business of reputation management focus on moving relevant content to the top of Google results (“quick-fix” solution), YID’s business focus is to find a more permanent and far reaching result, which will help professionals grow their businesses online.

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

Our service solutions helps parents stay informed of their children’s whereabouts online and assist customers in identity management by removing personal identifiable information from Internet databases.

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

Included in our SEO and marketing services are two propriety tools, SEO Toaster 2.0 and SEO Nexus.   SEO Toaster 2.0 is an advanced SEO website builder software, which is available for download from our website www.yourinternetdefender.com. Any website developed or hosted on SEO Toaster 2.0 will have distinct SEO advantages in the organic search engine rankings and thus automatically improve online visibility for YID customers utilizing this platform. The platform has been developed with SEO Samba Corp. and became available in December 2011.

SEO Nexus is an online marketing tool that automatically executes SEO techniques and markets your e-commerce, B2B or service website through an increasing number of search engines.  Once connected, this unique software optimizes and automates all on-site SEO factors and includes time-saving automation routines. SEO Nexus also augments your search engine rankings potential by enabling your website(s) to become a Google News & Yahoo News source. The system also creates and distributes RSS feeds to directories; as well as seemlessly meshes with your email marketing provider to send instant email news and newsletter updates.  In addition, our software directly communicates with Google on your behalf using the Google Webmaster Tools API, performing a number of automated back-end tasks.

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

We provide social media marketing and monitoring services to a firm to develop a social presence on the major social networks, including Facebook and Twitter, and to enable the firm to communicate socially with thousands of potentially interested individuals. YID provides services to monitor the social sentiment on selected topics by monitoring selected keywords and to monitor the use of their name and if it is being mentioned in social discussions.

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

Social Media Monitoring Service:

We offer a comprehensive, automated reputation monitoring products for our customers which will allow them to learn who is talking about them, their brands, company or products on websites, videos, news, blogs and social networks.

Today’s times dictate that nearly every business and individual have and maintain a positive Web presence both personally and professionally. Our Reputation Management and Monitoring tool continuously monitors search engine results and mentions on websites, blogs, social networking and online directories using our proprietary methodology. This tool is capable of combing the Web for negative mentions of our customers’ name or their companies and interact on forums, blogs and social networking site with positive content.

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

Online Reputation Management (ORM): Online Reputation Management involves both marketing and public relations along with search engine marketing. Visibility and high search engine indexing with good publicity which displaces negative publicity is the goal. This results in an increase in positive web presence, helping you own top spots in search engine rankings. Online Reputation Management enables you to protect and manage your reputation and brand becoming actively involved in the outcome of search engine results. Reputation Monitoring research and analysis may also be considered Online Reputation Management.

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

Social Media Marketing Campaigns: Social Media Marketing (SMM) is a strategy that encourages individuals to pass on a quality marketing message to others, creating a self-replicating process in the message’s exposure and influence. It involves a process of creating a community online or gaining increased awareness of your brand or product in existing online communities. It combines the objectives of Internet Marketing with social networking sites such as Facebook, Flickr, Twitter, LinkedIn, and Digg. These social media communities connect people who share common interests and can be used as places to put out their online marketing message. In today’s web-based world consumers are looking to find a community around their services so that they can make a purchase decision based on what others are saying and how the company has interacted with them. The benefits of SMM include surges of traffic and hundreds of new backlinks that can help in SEO/SMO efforts, along with exposure to a new audience. Or SMM programs include the following elements:

•	Call To Action (creating brand awareness, community chatter, surveys, customer opinions, giveaways and other campaigns to generate positive buzz)

•	Quick Response Services –We are not simply monitoring existing online information, but also creating ways to attract new online and social attention, ways to engage new customers.

•	Ability to quickly respond to keyword strings found; Ability to instantly engage targeted discussion space through the use of pre-established networks / proprietary web locations

•	Ability to disperse / disseminate desired information quickly and efficiently

•
Negative Suppression - It goes beyond simple monitoring; we would become an active participant in the discussion space, engaging the group as one of the “insiders”, simply sharing our opinion on the topic in question, instead of “selling” it to the group.

•	Increasing the level of relevance of positive / desired Google search engine items

•	Decreasing the visibility of negative search engine items

Measurements –Need to enable customers to measure the effectiveness of their social undertakings, which can be measured in terms of new followers, subscribers and responses.  YID tools help its customers and clients measure the effectiveness of their custom designed campaigns   The success and effectiveness of most social campaigns is normally measured by the number of online followers the company acquires as a result (in case of social engagement campaigns), or the number of responses / comments to the company's outgoing message / solicitation (in case of Call to Action campaign).

Marketing and Implementation Strategy

The following is an outline of a three-stage strategy for expanding our services and operations.

1.
Direct Marketing Efforts.

Our sales and marketing team solicits our product lines to the appropriate client base. We have adopted a strategy of working with numerous sales people and simply adding YID products and services to their existing mix of offerings.  Examples of this ongoing strategy are:  (a) lawyer placement professional who is promoting YID services to his existing and future clients;  and (b) an independent programming professional advising his current clients to consider YID services and will advise all his potential clients of the same.

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

3
Customer Referrals & Incentives.  As a rule, given solid level of past performance, a steady amount of referrals and suggested business may be expected. YID encourages existing customers to refer potential clients.  At this time, there is no specified incentive program that is uniform in nature when it comes to financially rewarding such referrals.  YID offers a discount for the monthly charges of an existing customer providing a referral, thus lowering their monthly payments to us as a reward for the referral.  YID plans to establish a uniform policy regarding such financial incentives, however, at the present time, this policy has not yet been formalized.

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

We seek to create a value proposition based on the following differential advantage ideas:

•	Focus on helping corporate brands and high net worth individuals to establish and maintain proper online image;
•	Practical, actionable, short- and long-term strategy assistance;
•	Local presence for availability and overseas presence for minimization of costs;
•	Broad skill base combining A+ training with small business experience.

Pricing Strategy

YID determines the pricing structure for each deliverable based on hourly estimates and fees.  This will be expressed to the client as a per-deliverable fixed price in a quote. Clients can determine which deliverables they would like to purchase. YID will charge the quoted price even if we have underestimated hours, to maintain credibility with budget-conscious corporate clients.

In time, YID may consider alternative pricing arrangements, or potentially all equity-payments for specific projects.  Additionally, YID will offer cost-effective maintenance services that will provide recurring revenue streams and ensure customer loyalty.  It is anticipated that most clients will sign-up for our six-month contracts, followed by a period of maintenance.

Marketing & Strategic Alliances

YID’s marketing efforts will focus on developing our credibility. Our services will be targeted to corporations of various sizes, well-established and new brands, as well as individuals.  We will use search engine marketing, top industry trade shows, trade publications, referrals, publicity and media to reach our target audiences.   We have created industry specific promotional materials to develop our image and establish ourselves as a global leader in the Social Marketing/Reputation Management industry.

YID promotes its website www.yourinternetdefender.com in order to be found in relevant searches (potential customers searching for “online reputation management”, “social marketing specialists” and similar services).  In addition, we have implemented large-scale social media marketing program, publicizing our website and blog in which numerous industry trends and updates are disseminated to large groups of relevant social users.

YID is seeking new clients, both individual and corporate, by disseminating the description of its services to people with whom the management and our officers have previous established relationships.  Using this “word of mouth” technique has efficiently allowed us to establish a YID relationship and initial track record and to demonstrate our capabilities. In addition, YID markets its services and products to public relations and marketing firms, offering our brand of services to their respective clients, as a value-added service.

Using this strategy, we established a relationship with Marketsmith, Inc, a marketing company based in New Jersey that includes our company on their list of potential resources.  In addition, we market our products and services to law firms whom we consider us as a valuable resource for their clients the law firms who employ our services to improve their SEO/online optimization efforts and to build up their social media marketing presence.

To further exploit our direct marketing approach, we have an agreement with Banner Marketing which allows us to provide marketing, sale, and support of website services on an as-needed basis to its clients. Banner Marketing provides advertising solutions using print and digital platforms, and is a well-established staple in the home furnishings advertising and other industries. Banner Marketing has corporate relationships with such companies as Ashley Furniture Home Stores and many other well-known retail chains.  Banner Marketing has sales presence and relationships in all 50 states and provides top-notch branding, concept, design, copy and media buying services to its clientele. Banner Marketing does not provide online marketing / optimization / reputation services, and they have chosen to partner with our company to leverage our expertise in the online sphere as well as our technology solutions.

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

Competition

While there are many companies and sites that are in the business of social marketing and reputation management, presently, we do not believe that any of these companies provide the identical mix of the services that YID offers. Some of our key competitors in this social marketing and reputation management industry are: Reputation.com; Reputationmanagementconsultants.com; and Reputationprofessor.com.  All these companies focus on helping consumers accurately represent themselves online as search and user-generated content continue to dominate the Web. Our competitors businesses are geared towards removing the negative search engine content from the first page on a short-term basis.  We believe that our products make a significantly more permanent and far reaching service offering, as opposed to a short-term “quick-fix” solution.

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

 Employees

We have no employees other than our executive officers, who are also our directors.  We use the services of several consultants and consulting firms to handle sales and other matters.  All the technical functions needed to maintain the client relationships are being handled by outside contractors; all the elements of their assignments and coordination of their activities as it relates to execution and delivery to the client is being handled by MBTA Management, LLC owned by Tanya Kogan, a shareholder of the Company, which includes all customer contact, maintenance, resolution of issues, etc.  MBTA also shares in handling some of the programming tasks and social marketing tasks, due to the creative nature of such assignments which may not always be sub-contracted out. We have no agreements with any of our consultants or consulting firms.

All functions including development, strategy, negotiations and administration are currently being provided by our executive officers.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

The Company’s executive offices consist of approximately 100 square feet of office space provided to us by our President, Ms. Grossman and are located at 20 East Sunrise Highway, Suite 202, Valley Stream, New York 11581.  We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

As of June 5, 2012, our common stock became available for quotation on the OTCQB tier of the OTC Markets, Inc. (the “OTCQB”) under the trading symbol “YIDI”. None of our common has traded since it became available for quotation on the OTCQB

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of July 9, 2013, we had 69 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Current Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Current Report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

We are currently on a fiscal year ending March 31. We have defined various periods that are covered in this report as follows:

•	“fiscal 2013” – April 1, 2012 through March 31, 2013
•	“fiscal 2012” — May 4, 2011 (inception) through March 31, 2012.

Overview

Your Internet Defender Inc. was incorporated under the laws of the State of Nevada on May 4, 2011.  We are  in the business of providing online brand management, focusing on offsite search engine optimization (“SEO”), social media marketing and monitoring, and specialized brand reputation marketing. We have developed a range of services, proprietary methodology and systems that enable companies, professionals and individuals to protect and promote their brands in the most favorable manner, while attracting traffic to their desired web locations. Our search engine optimization, on-line reputation management and social monitoring services are fully operational. In addition, we have developed automated reputation monitoring products, as well as downloadable software to be used directly by our customers without any assistance.

Our services can be classified in the following categories:

1.           Search Engine Optimization (SEO)

2.           Social Media Marketing and Monitoring

3.           Specialized Online Brand Reputation Management

We have two primary pricing structures, (i) an hourly or per-deliverable fixed fee or (ii) monthly recurring fees

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenues

Revenues in fiscal 2013 were $175,787, an increase of $24,657 compared to the fiscal 2012. The 16.3% increase in revenues during this period was primarily a result of our the addition of new clients during fiscal 2013.

Total operating expenses

Total operating expenses in fiscal 2013 were $362,458, an increase of $159,506 compared to fiscal 2012. The 78.6% increase was primarily due to cost of revenues that increased by $89,265 as a result of increased marketing efforts and a 69,241 increase in general administrative expenses associated with SEC reporting requirements and $1,000 in officers’ compensation.

Net loss

Net loss in fiscal 2013 was $189,838, an increase of $137,974 compared to fiscal 2012. This increase was primarily a result of the increase in operating expenses discussed above and the difference in number of months of operations included in fiscal 2013 (a 12 month period) as compared to fiscal 2012 (a five month period).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2013 our working capital amounted to $(126,818), for a decrease of $170,454 as compared to $43,636 as of March 31, 2012. We rely upon cash generated from our operations,  loans from related parties and vendor financing to fund our operations. We expect to continue to borrow working capital from related parties and defer payments to vendors over the next twelve months.  There are no limitations in our certificate of incorporation to borrow funds or raise funds through the issuance of capital stock.

We have historically borrowed funds from both related and unrelated parties.  For the period ended March 31, 2013 we borrowed $43,500 from a related party.  The loans bear interest at the rate of 3% per annum and are payable on demand.

Two of our stockholders provided, without cost to us, services, valued at $10,400 for fiscal 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Net cash used in operating activities during fiscal 2013 was $92,100 as compared to net cash used in operating activities of $31,890 for fiscal 2012.  The increase of $60,210 was primarily due to a $137,974 increase in our net loss partially offset by a $79,229 increase in accrued expenses and other current liabilities.  Net cash used in investing activities during fiscal 2013 decreased by $26,950 compared to fiscal 2012 as a result of a reduction in website development costs.  Net cash provided by financing activities in fiscal 2013 decreased by $63,940 compared to fiscal 2012 primarily as a result of a $107,440 reduction in proceeds from stock issuances partially offset by a $46,000 net increase in proceeds from notes payable – related party.

We may not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of approximately $125,000 towards salaries, programming and subcontractors, $25,000 towards marketing materials and sales. Additionally, approximately $50,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we may have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

We do not currently have any plans to conduct any research and development or to purchase or sell any significant equipment. If we are unable to obtain the working capital we require to operate our business, we will not hire any employees during the next 12 months.

Going Concern Consideration

We have been in the development stage since our inception on May 4, 2011 and continue to incur significant losses.  We had a net loss since inception of $(241,702) and for the period from inception through March 31, 2013, $(123,990)  in cash was used in operating activities and $(26,950) in cash was used in investing activities. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our business plan.

In the opinion of our independent registered public accounting firm for our fiscal year end March 31, 2013, our auditor included a statement that as a result of our significant losses since inception there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2013 the Company did not have any balances that exceeded FDIC insurance limits.

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

At March 31, 2013 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of March 31, 2013, the Company capitalized $26,950 of website development costs. Amortization expense for the year ended March 31, 2013 totaled $8,984.

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

During fiscal 2013, two customers made up sales of 27% and 11%, respectively, and the remaining customers each made up under 10% of our sales. Accordingly, our business would be greatly damaged if we were to lose either of our primary customers.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2013 there were no common share equivalents outstanding.

 Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

 In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F - 1 through F - 11 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President who is our principal executive officer our and Treasurer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including our President and our Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of our Company; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the persons and who became members of our Board of Directors and Executive Officers effective upon closing of the Acquisition.

Name	Age	Positions and Offices to be Held
Lisa Grossman	50	President and Director

Gabriel Solomon	38	Treasurer, Secretary and Director

The directors named above will serve until their respective successors have been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

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

Gabriel Solomon has been an officer and director of Special Times for Special Needs, a New York based not for profit corporation since July 2011. Mr. Solomon is the President and owner of  Life Capture Images, since July 2006. Mr. Solomon graduated Queens College with a Bachelors in Communications in 1996.

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

Discussion of Director Compensation

The two directors contributed services to the Company as of March 31, 2013 and 2012, respectively, having a fair value of $10,400 and $9,400.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

Ms. Grossman has been involved with our operations since July 2011. We believe that the experience of Ms. Grossman in launching new business, financial consulting and the founding of our company qualifies her to continue to serve as a director or our company.

Mr. Solomon has been involved with our operations since July 2011. We believe that the business experience of Mr. Solomon as a senior management qualify him to serve as a director of our company.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we do not have any independent directors, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Our President also serves as a member of our Board of Directors and we do not have a lead director.  In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Because our Board is comprised solely of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Compliance with Section 16(a) of the Exchange Act

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years ended March 31, 2013 and 2012, to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at March 31, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary		Option Awards		All Other Compensation	Total
Lisa Grossman, President and Director	2013	$-	(1)	$-	(2)	$-	$-
	2012	$-		$-		$-	$-

Employment Agreements with Executive Officers

We have no employment agreements with our President.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of March 31, 2013:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
●	the exercise price of such option; and
●	the expiration date of such option; and
●	with respect to each stock award -
●	the number of shares of our common stock that have been earned but have not vested;
●	the market value of the shares of our common stock that have been earned but have not vested;
●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Lisa Grossman		0	0	$-

Stock Awards

Equity Incentive
Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Lisa Grossman	0	$-	0	$-

Discussion of Director Compensation

The two directors contributed services to the Company as of March 31, 2013 having a fair value of $10,400.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of July 9, 2013 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Your Internet Defender, Inc., 20 East Sunrise Highway, Suite 202, Valley Stream, New York 11581. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of warrants and options to purchase securities in our company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership After Acquisition		Percentage of Class (1)

Lisa Grossman	4,200,000	(2)	8.1%
Gabriel Solomon	200,000		0.4%
All executive officers and directors as a group (two people)	4,400,000		8.5%

5% or More Owners:
Punim Chadoshos, LLC (3)	5,000,000		9.6%
Amed International(4)	5,025,000		9.7%
Chabad of Parkland(5)	2,800,000		5.4%
Challa Fairy	5,000,000		9.6%
DCO Capital Group, LLC (Allen Weiss) (6)	5,025,000		9.7%
Zachary Grossman	5,000,000		9.6%
Roza Kogan	4,600,000		8.8%
Tanya Kogan	4,950,000		9.5%
Special Times for Special Needs(7)	5,000,000		9.6%
Anatoly Yurovsky	5,025,000		9.7%

(1)	Based on an aggregate of 52,000,000 common shares outstanding on a fully diluted basis (which includes the common stock issuable upon conversion of the preferred stock).
(2)	Ms. Grossman is a Director and our President. 200,000 shares are owned directly by Ms. Grossman and 4,000,000 shares are owned by Yitz Grossman, her husband.
(3)
Irving Bader is the trustee of the trust which owns all of the issued and outstanding membership interests of Punim Chadoshos, LLC, a  New York limited liability company. Mr. Bader is the father of Lisa Grossman.

(4)	William Welwart has voting and dispositive control over securities held by Amed International whose address is 57 Joseph Avenue, Staten Island, NY.
(5)	Joseph Biston has voting and dispositive control over securities held by Chabad of Parkland whose address is 7170 Loxahatchee Road, Parkland FL 33061.
(6)	Murry Englard has voting and dispositive control over securities held by DCO Capital Group, LLC whose address is 644 Oakland Dr, Cedarhurst, NY 11516.
(7)	Steven Klaver has voting and dispositive control over securities held by Special Times for Special Needs whose address is 20 East Sunrise Hwy, Suite 202, Valley Stream, NY 11581.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the period ended March 31, 2013, our two directors who are also shareholders contributed services to the Company valued at $10,400.

On July 30, 2012, the Company executed a four-year consulting agreement for $12,000 per month with a related party commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised a minimum of $2,000,000 in gross capital from any and all sources. On October 1, 2012 the agreement was modified whereby the compensation under the consulting agreement was waived for the period from October through December 2012.

Consulting expenses recognized for the year ended March 31, 2013 totaled $48,000.

As of March 31, 2013, the Company owed a related party $43,500 from borrowings as follows:

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

On March 13, 2013 the Company borrowed $10,000 from a related party, payable on demand and bearing an annual interest rate of 3%.

On March 27, 2013 the Company borrowed $2,000 from a related party, payable on demand and bearing an annual interest rate of 3%.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Lake & Associates, CPA’s LLC for the fiscal years ended March 31, 2013 and 2012.

	2013	2012

Audit Fees	$7,500	$7,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	4,200	4,200
Total	$11,700	$11,700

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

PART IV
ITEM 15. EXHIBITS, FINANCIALSTATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 3 through F – 11.

	2.
Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant filed on May 4, 2011 (1)

3.2	Certificate of Correction to the Articles of Incorporation, filed June 3, 2011 (1)

3.3	By-Laws of Registrant (1)

10.1	Agreement between Your Internet Defender Inc. and Fox & Melochik LLC dated September 23, 2011 (2)

10.2	Agreement between Your Internet Defender Inc. and Game Face Gaming Inc. dated July 12, 2011 (2)

10.3	Agreement between Your Internet Defender Inc. and Vals International, Inc. effective August 8, 2011 (2)

10.4	Form of Subscription Agreement (2)

10.5	Agreement between Your Internet Defender Inc. and Game Face Gaming dated October 3, 2011. (3)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of President

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Treasurer

32.1*	Section 1350 Certifications of President and Treasurer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on August 31, 2011.
(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1/A on October 11, 2011.
(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to our Registration Statement on Form S-1/A on November 29, 2011.

*   Filed herewith.
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

Your Internet Defender, Inc. (Registrant)

Date: July 15, 2013	By:	/s/ Lisa Grossman
Lisa Grossman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Grossman	President and Director (principal executive officer)	July 15, 2013
Lisa Grossman

/s/ Gabriel Solomon	Treasurer, Secretary and Director (principal financial and accounting officer)	July 15, 2013
Gabriel Solomon

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

BALANCE SHEET AS OF MARCH 31, 2013 (AUDITED) AND MARCH 31, 2012 (AUDITED)	F-3

STATEMENTS OF OPERATIONS (AUDITED) FOR THE YEAR ENDED MARCH 31, 2013, MARCH 31, 2012 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH MARCH 31, 2013	F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH MARCH 31, 2013	F-5

STATEMENTS OF CASH FLOW (AUDITED) FOR THE YEAR ENDED MARCH 31, 2013, MARCH 31, 2012 AND FOR THE PERIOD FROM MAY 4, 2011 (INCEPTION) THROUGH MARCH 31, 2013.	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Your Internet Defender Inc.

We have audited the accompanying consolidated balance sheets of Your Internet Defender Inc. (a development stage Company) (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2013 and for the period from May 4, 2011 (inception) through March 31, 2013. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Internet Defender Inc. (a development stage Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2013 and for the period from May 4, 2011 (inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
July 9, 2013

YOUR INTERNET DEFENDER, INC.
BALANCE SHEETS
AS OF MARCH 31, 2013

ASSETS
	March 31,	March 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$-	$48,600
Accounts receivable, net	40,656	15,869
Prepaid Expense	312	-
TOTAL CURRENT ASSETS	40,968	64,469

Website development costs, net	12,031	21,015
Security Deposit	325	325
TOTAL OTHER ASSETS	12,356	21,340

TOTAL ASSETS	$53,324	$85,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Overdraft	$3,636	$-
Note payable - related party	43,500	-
Accounts payable	3,555	1,900
Accrued expenses and other current liabilities	117,095	18,933

TOTAL CURRENT LIABILITIES	167,786	20,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 share authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 52,000,000 shares issued and outstanding	5,200	5,200
Additional paid in capital	122,040	111,640
Accumulated deficit during development stage	(241,702)	(51,864)

TOTAL STOCKHOLDERS' EQUITY	(114,462)	64,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,324	$85,809

The accompanying notes are an integral part of these financial statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED MARCH 31,	FROM MAY 4, 2011 (INCEPTION) TO MARCH 31,	FROM MAY 4, 2011 (INCEPTION) TO MARCH 31,
	2013	2012	2013

REVENUE	$175,787	$151,130	$326,917

OPERATING EXPENSES
Cost of revenues	212,365	123,100	335,465
Officers' compensation	10,400	9,400	19,800
General and administrative expense	139,693	70,452	210,145
Total Operating Expenses	362,458	202,952	565,410

LOSS FROM OPERATIONS	(186,671)	(51,822)	(238,493)

OTHER EXPENSES
Interest Expense	3,167	42	3,209

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(189,838)	(51,864)	(241,702)

Provision for Income Taxes	-	-	-

NET LOSS	$(189,838)	$(51,864)	$(241,702)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	52,000,000	37,215,000

The accompanying notes are an integral part of these financial statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Stage	Total
BALANCE, May 4, 2011 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common stock -Founders $0.0001 per share	-	-	9,400,000	940			940
Sale of common stock - private placement $0.0025 per share	-	-	42,600,000	4,260	102,240		106,500
Non cash compensation - May 4, 2011 (inception) to March 31, 2012					9,400		9,400

Net Loss, for the period May 4, 2011 (Inception) to March 31, 2012						(51,864)	(51,864)

BALANCE, March 31, 2012	-	$-	52,000,000	$5,200	$111,640	$(51,864)	$64,976

Non cash compensation - twelve months ended March 31, 2013					10,400		10,400

Net Loss for the twelve months Ended March 31,2013						(189,838)	(189,838)

BALANCE, March 31, 2013	-	$-	52,000,000	$5,200	$122,040	$(241,702)	$(114,462)

The accompanying notes are an integral part of these financial statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW

	FOR THE YEAR ENDED MARCH 31,	FROM MAY 4, 2011 (INCEPTION) TO MARCH 31,	FROM MAY 4, 2011 (INCEPTION) TO MARCH 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189,838)	$(51,864)	$(241,702)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,984	5,935	14,919
In-kind compensation	10,400	9,400	19,800
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	(24,787)	(15,869)	(40,656)
Decrease (increase) in prepaid expense	(312)		(312)
Decrease (increase) in security deposit	-	(325)	(325)
Increase (decrease) in bank overdraft	3,636	-	3,636
Increase (decrease) in accounts payable	1,655	1,900	3,555
Increase (decrease) in accrued expenses and other current liabilities	98,162	18,933	117,095
Net Cash Used In Operating Activities	(92,100)	(31,890)	(123,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for website development costs	-	(26,950)	(26,950)

Net Cash Used in Investing Activities	-	(26,950)	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock Issuance		107,440	107,440
Proceeds from notes payable - related party	56,000	10,000	66,000
Repayment of notes payable - related party	(12,500)	(10,000)	(22,500)
Net Cash Provided By Financing Activities	43,500	107,440	150,940

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,600)	48,600	0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,600	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$48,600	$0

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$1,967	$42	$2,009

The accompanying notes are an integral part of these financial statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

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

During the year ended March 31, 2013 activities during the development stage include developing the business plan and raising capital.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2013 the Company did not have any balances that exceeded FDIC insurance limits.

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

At March 31, 2013 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.  As of March 31, 2013, the Company capitalized $26,950 of website development costs. Amortization expense for the year ended March 31, 2013 totaled $8,984.

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

During the year ended March 31, 2013 two customers made up sales of 27% and 11%. The remainder customers were each under 10%.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2013 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

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

(C) In-Kind Contribution

For the year ended March 31, 2013, two shareholders of the Company contributed services having a fair value of $10,400 (See Note 3).

NOTE 3 RELATED PARTY TRANSACTIONS

For the year ended March 31, 2013, two shareholders of the Company contributed services having a fair value of $10,400 (See Note 2(C)).

On July 25, 2011, the Company issued 9,400,000 to three founders at $0.0001 price per share for cash of $940.

On July 30, 2012, the Company executed a four-year consulting agreement for $12,000 per month with a related party commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised a minimum of $2,000,000 in gross capital from any and all sources. On October 1, 2012 the agreement was modified whereby the compensation under the consulting agreement was waived for the period from October through December 2012.

Consulting expenses recognized for the year ended March 31, 2013 totaled $48,000..

On October 5, 2012 the company borrowed $2,500 from a related party, payable on demand and bearing an annual interest rate of 3%. On October 15, 2012 $2,502 was repaid representing principal of $2,500 and interest of $2.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

On November 9, 2012 the company borrowed $27,000 from a related party, payable on demand and bearing an annual interest rate of 3%.

On January 13, 2013 the company borrowed $4,500 from a related party, payable on demand and bearing an annual interest rate of 3%.

On March 13, 2013 the company borrowed $10,000 from a related party, payable on demand and bearing an annual interest rate of 3%.

On March 27, 2013 the company borrowed $2,000 from a related party, payable on demand and bearing an annual interest rate of 3%.

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $241,702 and used cash in operating activities through inception of $123.990. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 17, 2013 the company borrowed $13,000 from a related party, payable on demand and bearing an annual interest rate of 3%.