Form 10-Q
period 2013-06-30
Your Internet Defender, Inc
filed 2013-08-22
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

Not Applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 21, 2013, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

June 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2013 (Unaudited) and March 31, 2013	F-2

Statements of Operations for the Three Months Ended June 30, 2013 and 2012 and for the Period from May 4, 2011 (inception) through June 30, 2013 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from May 4, 2011 (inception) through June 30, 2013 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012 and for the Period from May 4, 2011 (inception) through June 30, 2013 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

Your Internet Defender, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	1,325	40,656
Prepaid expenses	-	312

Total Current Assets	1,325	40,968

OTHER ASSETS:
Website development costs, net	9,785	12,031
Security deposit	325	325

Total Other Assets	10,110	12,356

Total Assets	$11,435	$53,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$81	$3,636
Notes payable - related party	72,800	43,500
Accounts payable	3,555	3,555
Accrued expenses and other current liabilities	148,592	117,095

Total Current Liabilities	225,028	167,786

Total Liabilities	225,028	167,786

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock par value $0.0001: 150,000,000 shares authorized; 52,000,000 shares issued and outstanding	5,200	5,200
Additional paid-in capital	124,640	122,040
Deficit accumulated during the development stage	(343,433)	(241,702)

Total Stockholders' Deficit	(213,593)	(114,462)

Total Liabilities and Stockholders' Deficit	$11,435	$53,324

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Period from May 4, 2011 (inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$9,077	$22,846	$335,994

Cost of revenues	28,385	42,512	363,850

Gross Margin	(19,308)	(19,666)	(27,856)

Operating expenses
Compensation expense	2,600	2,600	22,400
General and administrative	79,311	23,357	289,456

Total operating expenses	81,911	25,957	311,856

LOSS FROM OPERATIONS	(101,219)	(45,623)	(339,712)

OTHER (INCOME) EXPENSE:
Interest expense	512	450	3,721

Total other (income) expense	512	450	3,721

Loss from operations	(101,731)	(46,073)	(343,433)

Income tax provision	-	-	-

Net loss	$(101,731)	$(46,073)	$(343,433)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	52,000,000	52,000,000

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 4, 2011 (Inception) through June 30, 2013
(Unaudited)

	Common Stock Par Value $0.0001		Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

Balance, May 4, 2011 (inception)	-	$-	$-	$-	$-

Sale of common stock to Founders at $0.0001 per share	9,400,000	940	-		940

Sale of common stock in private placement at $0.0025 per share	42,600,000	4,260	102,240		106,500

Non cash compensation			9,400		9,400

Net loss				(51,864)	(51,864)

Balance, March 31, 2012	52,000,000	5,200	111,640	(51,864)	64,976

Non cash compensation			10,400		10,400

Net loss				(189,838)	(189,838)

Balance, March 31, 2013	52,000,000	5,200	122,040	(241,702)	(114,462)

Non cash compensation			2,600		2,600

Net loss				(101,731)	(101,731)

Balance, June 30, 2013	52,000,000	$5,200	$124,640	$(343,433)	$(213,593)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Period from May 4, 2011 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,731)	$(46,073)	$(343,433)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	2,246	2,246	17,165
In-kind compensation	2,600	2,600	22,400
Changes in operating assets and liabilities:
Accounts receivable	39,331	2,629	(1,325)
Prepaid expenses	312	-	-
Security deposit	-	-	(325)
Bank overdraft	(3,555)	-	81
Accounts payable	-	53	3,555
Accrued expenses and other current liabilities	31,497	(233)	148,592

NET CASH USED IN OPERATING ACTIVITIES	(29,300)	(38,778)	(153,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(26,950)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-		107,440
Proceeds from notes payable-related party	29,300		95,300
Repayments to notes payable-related party	-		(22,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,300	-	180,240

NET CHANGE IN CASH	-	(38,778)	-

Cash at beginning of period	-	48,600	-

Cash at end of period	$-	$9,822	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$2,009
Income tax paid	$-	$-	$-

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Your Internet Defender, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 4, 2011, to engage in online brand management, focusing on offsite search engine optimization (“SEO”), social media reputation monitoring, and specialized brand reputation marketing.

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC No. 985-605, “Revenue Recognition”. In all cases, revenue is recognized as the services are performed and when the price is fixed and determinable, persuasive evidence of an arrangement exists, and collectability of the resulting receivable is reasonably assured. For services where the Company does not have a contract, revenue is generally recognized when the services are performed and accepted by the customer and the amounts are earned and collection is reasonably assured. Revenue under contract agreements where there is a fixed term of service is recognized over the straight line method over the term of the agreement.

Accounts Receivable and Allowance for Doubtful Accounts

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

The Company does not have any off-balance-sheet credit exposure to its customers.

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

As of June 30, 2013, the Company capitalized $26,950 of website development costs. Amortization expense for the three months ended June 30, 2013 and 2012 amounted to $2,246 and $2,246, respectively.

Income Tax Provision

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

Fair Value of Financial Instruments

The carrying amount of the Company's accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

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

During the three months ended June 30, 2013 and 2012 three customers made up sales of 43%, 25% and 12% for the interim period ended June 30, 2013 and four customers comprised sales of 55%, 14%, 10% and 10% for the interim period ended June 30, 2012. The remainder customers were each under 10%.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings per Share.” As of June 30, 2013 and December 31, 2012, there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2	STOCKHOLDERS' EQUITY

(A) Preferred Stock

In June 2011, the Company amended its Articles of Incorporation to authorize 1,000,000 shares of preferred stock with a par value of $0.0001 with rights and preferences to be determined by the Board of Directors of the Company.

(B) Common Stock

In June 2011, the Company amended its Articles of Incorporation to authorize 150,000,000 shares of common stock with a par value of $0.0001.

On July 25, 2011, the Company issued 9,400,000 shares of its common stock to three (3) founders at $0.0001 price per share for cash of $940.

During the period from July 28, 2011 through August 18, 2011, the Company issued 42,600,000 shares of its common stock to individuals for cash of $106,500 ($0.0025 per share).

(C) In-Kind Contribution

For the three months ended June 30, 2013, two shareholders of the Company contributed services having a fair value of $2,600.

NOTE 3	RELATED PARTY TRANSACTIONS

On July 30, 2012, the Company executed a four-year consulting agreement for $12,000 per month with a related party commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised in total a minimum of $2,000,000 in gross capital from any and all sources. On October 1, 2012 the agreement was modified whereby the compensation under the consulting agreement was waived for the period from October through December 2012.

The Company recorded consulting expenses of $36,000 for the three months ended June 30, 2013.

On October 5, 2012 the Company borrowed $2,500 from a related party, payable on demand and bearing interest at 3% per annum. On October 15, 2012 the Company repaid $2,502 representing principal of $2,500 and interest of $2.

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

On April 17, 2013 the Company borrowed $13,000 from a related party, payable on demand but not before July 3, 2013 and bearing an annual interest rate of 3%.

On May 6, 2013 the Company borrowed $3,000 from a related party, payable on demand but not before October 31, 2013 and bearing an annual interest rate of 10%.

On June 5, 2013 the Company borrowed $3,300 from a related party, payable on demand but not before October 31, 2013 and bearing an annual interest rate of 10%.

On June 17, 2013 the Company borrowed $10,000 from a related party, payable on demand but not before October 31, 2013 and bearing an annual interest rate of 10%.

NOTE 4	GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to establish its business and produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to commence operations and produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On July 15, 2013 and July 17, 2013 the Company borrowed an aggregate of $15,820 from a related party, payable on demand, but not before October 13, 2013, and bearing interest at 10% per annum.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

●	Our limited operating history and experience, ability to achieve profitability and our ability to continue to operate.
●	Our ability to obtain customers for our services.
●	Our dependence on services provided by our executive officers and directors who do not work full time.
●	Our dependence on future financing from our current stockholders and Directors.
●	Our reliance on strategic relationships to promote our services.
●	The effects of competition from other companies, customer acceptance of our products and services and our ability to offer competitive products and services.
●	Our lack of intellectual property rights and ease of entry into our business.
●	Increased costs as a result of becoming a reporting company.
●
The ability of our stockholders to sell their common stock may be limited because we are listed on the OTCQB Tier of the OTC Markets and do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market.

●	The affects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

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

We are currently on a fiscal year ending March 31. We have defined various periods that are covered in this report as follows:

•	“fiscal 2013” – April 1, 2012 through March 31, 2013
•	“fiscal 2014” — April 1, 2013 through March 31, 2014.

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

3.	Specialized Online Brand Reputation Management

We have two primary pricing structures, (i) an hourly or per-deliverable fixed fee or (ii) monthly recurring fees.

Over the course of the next 6-12 months, we intend to actively work on establishing new business opportunities by searching for new clients and expanding the scope of work with our existing clients. Our plan is to continue to invest in the creation of new products and services, some of which may be mass-marketed to the general public, in order to attract clientele of lower-income levels (for example, job seekers looking to change their careers, etc.). On the higher-income levels, we will look to participate in larger projects typically awarded to well-established public relations and marketing firms, and which are sub-contracted out to smaller firms.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended June 30, 2013 and 2012. For comparative purposes, we are comparing the three months ended June 30, 2013 to the three months ended June 30, 2012.

Revenue

Revenue during the three month period ended June 30, 2013 decreased by $13,769 compared to the three months ended June 30, 2012 primarily as a result of the company curtailing the servicing of many of its accounts. During this period, the Company reexamined its business plan and only maintained service to five clients.

Cost of Revenues

Cost of revenues during the three month period ended June 30, 2013 decreased by $14,127 compared to the three months ended June 30, 2012 primarily as a result of a decrease in our revenues as discussed above.

Total operating expenses

Total operating expenses in the three months ended June 30, 2013 were $81,911, an increase of $55,594 compared to the three months ended June 30, 2012. These expenses increased primarily due to an increase in general and administrative expenses associated with management compensations costs and SEC reporting requirements.

Net loss

Net loss in the three month period ended June 30, 2013 was $101,731, an increase of $55,658 compared to the three month period ended June 30, 2012. This increase was primarily a result of the increase in operating expenses and reduction in net revenues discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2013 our working capital amounted to $(223,703), for a decrease of $96,885 as compared to $(126,818) as of June 30, 2012. We rely upon cash generated from our operations and loans from related parties to fund our operations. We expect to continue to borrow funds for working capital purposes from related parties over the next twelve months.

Net cash used in operating activities was ($29,300) during the three months ended June 30, 2013 compared to ($38,778) in the same period in 2012. The decrease in cash used in operating activities is primarily attributable to an increase in our net loss, partially offset by a reduction in accounts receivable with a corresponding increase in accrued expenses and other current liabilities.

Net cash flows from financing activities during the three months ended June 30, 2013 was $29,300 compared to $0 in the same period in 2012. The increase was a result of loans we received from a related party to fund our working capital needs.

There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of capital stock.

Two of our stockholders provided, without cost to the Company, services, valued at $2,600 for the three month period ended June 30, 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution to paid-in capital.

We may not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $130,000 in expenses during fiscal 2014. We estimate that this will be comprised of approximately $85,000 towards salaries, programming and subcontractors, $15,000 towards marketing materials and sales. Additionally, approximately $30,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we may have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Going Concern Consideration

The Company has been in the development stage since its inception and continues to incur significant losses. We had a net loss since inception of $343,433 and for the period from inception through June 30, 2013, $153,290 in cash was used in operating activities and $26,950 in cash was used in investing activities. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

We have historically borrowed funds from both related and unrelated parties. At June 30, 2013 and March 31, 2013 we had outstanding net advances and loans from related parties of $72,800 and $43,500, respectively. The loans and advances bear interest at rates ranging from 3% to 10% per annum and are payable on dates ranging from on demand to on demand but not before October 31, 2013.

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

At June 30, 2013 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. As of June 30, the Company capitalized $26,950 of website development costs. Amortization expense for the three months ended June 30, 2013 and 2012 totaled $2,246 and $2,246, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their fair value due to the relatively short period to maturity for these instruments.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to the concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables. The Company’s places its cash with high quality institutions. At June 30, 2013 the Company did not have any balances that exceeded FDIC insurance limits.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

During the three months ended June 30, 2013 and 2012 three customers made up sales of 43%, 25% and 12% for the period ended June 30, 2013 and four customers comprised sales of 55%, 14%, 10% and 10% for the period ended June 30, 2012. The remainder customers were each under 10%. As a result of this customer concentration, our business would be greatly damaged if we were to lose any of our primary customers.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2013 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not Applicable

Item 5.      Other Information.

None.

Item 6.      Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

YOUR INTERNET DEFENDER INC.

Dated: August 22, 2013	By	/s/ Lisa Grossman
Name: Lisa Grossman
Title: President (Principal Executive Officer)

Dated: August 22, 2013	By	/s/ Gabriel Solomon
Name: Gabriel Solomon
Title: Treasurer (Principal Financial and Accounting Officer)