Form 10-Q
period 2013-09-30
Your Internet Defender, Inc
filed 2013-11-19
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November, 18, 2013, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	F-2

	Condensed Balance Sheet As Of September 30, 2013 (Unaudited) And March 31, 2013 (Audited)	F-3

Condensed Statements Of Operations (Unaudited) For The Three Months Ended September 30, 2013, Three Months Ended September 30, 2012 And For The Period From May 4, 2011 (Inception) Through September 30, 2013
		F-4

	Condensed Statements Of Changes In Stockholders’ Equity (Unaudited) For The Period From May 4, 2011 (Inception) Through September 30, 2013	F-5

Condensed Statement Of Cash Flow (Unaudited) For The Three Months Ended September 30, 2013, Three Months Ended September 30, 2012 And For The Period From May 4, 2011 (Inception) Through September 30, 2013.
		F-6

	Notes to Condensed Financial Statements (Unaudited)	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Your Internet Defender, Inc.
(A Development Stage Company)
September 30, 2013 and 2012
Index to the Financial Statements

Contents	Page(s)

Balance Sheets at September 30, 2013 (Unaudited) and March 31, 2013	F-3

Statements of Operations for the Three Months and Six Months Ended September 30, 2013 and 2012 and for the Period from May 4, 2011 (inception) through September 30, 2013 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from May 4, 2011 (inception) through September 30, 2013 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012 and for the Period from May 4, 2011 (inception) through September 30, 2013 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

YOUR INTERNET DEFENDER, INC.
(A DEVELOPMENT STAGE COMPANY)

September 30, 2013 and 2012

Your Internet Defender, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,342	$-
Accounts receivable	-	40,656
Prepaid expenses	-	312

Total Current Assets	3,342	40,968

OTHER ASSETS:
Website development costs, net	7,539	12,031
Security deposit	325	325

Total Other Assets	7,864	12,356

Total Assets	$11,206	$53,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$-	$3,636
Notes payable - related party	107,882	43,500
Accounts payable	1,118	3,555
Accrued expenses and other current liabilities	173,196	117,095

Total Current Liabilities	282,196	167,786

Total Liabilities	282,196	167,786

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 150,000,000 shares authorized;
52,000,000 shares issued and outstanding	5,200	5,200
Additional paid-in capital	127,240	122,040
Deficit accumulated during the development stage	(403,430)	(241,702)

Total Stockholders' Deficit	(270,990)	(114,462)

Total Liabilities and Stockholders' Deficit	$11,206	$53,324

See accompanying notes to the financial statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from May 4, 2011(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$19,407	$32,536	$28,484	$55,382	$355,401

Cost of revenues	19,381	39,815	47,766	82,327	383,231

Gross Margin	26	(7,279)	(19,282)	(26,945)	(27,830)

Operating expenses
Compensation expense	2,600	2,600	5,200	5,200	25,000
Consulting fees - related party	36,000	12,000	72,000	12,000	120,000
General and administrative	12,526	18,462	55,837	41,819	217,982

Total operating expenses	51,126	33,062	133,037	59,019	362,982

Loss from operations	(51,100)	(40,341)	(152,319)	(85,964)	(390,812)

OTHER (INCOME) EXPENSE:
Interest expense	8,897	-	9,409	450	12,618

Other (income) expense, net	8,897	-	9,409	450	12,618

Loss before income tax provision	(59,997)	(40,341)	(161,728)	(86,414)	(403,430)

Income tax provision	-	-	-	-	-

Net loss	$(59,997)	$(40,341)	$(161,728)	$(86,414)	$(403,430)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	52,000,000	52,000,000	52,000,000	52,000,000

See accompanying notes to the financial statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 4, 2011 (Inception) through June 30, 2013
(Unaudited)

	Common Stock Par Value $0.0001		Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

Balance, May 4, 2011 (inception)	-	-	-	-	-

Sale of common stock to Founders at $0.0001 per share	9,400,000	940	-		940

Sale of common stock in private placement at $0.0025 per share	42,600,000	4,260	102,240		106,500

Non cash compensation			9,400		9,400

Net loss				(51,864)	(51,864)

Balance, March 31, 2012	52,000,000	5,200	111,640	(51,864)	64,976

Non cash compensation			10,400		10,400

Net loss				(189,838)	(189,838)

Balance, March 31, 2013	52,000,000	5,200	122,040	(241,702)	(114,462)

Non cash compensation			5,200		5,200

Net loss				(161,728)	(161,728)

Balance, September 30, 2013	52,000,000	$5,200	$127,240	$(403,430)	$(270,990)

See accompanying notes to the financial statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended	For the Period from May 4, 2011 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161,728)	$(86,414)	$(403,430)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	4,492	4,492	19,411
In-kind compensation	5,200	5,200	25,000
Changes in operating assets and liabilities:
Accounts receivable	40,656	9,734	-
Prepaid expenses	312	(937)	-
Security deposit	-	-	(325)
Bank overdraft	(3,636)	-	-
Accounts payable	(2,437)	3,845	1,118
Accrued expenses and other current liabilities	56,101	16,635	173,196

NET CASH USED IN OPERATING ACTIVITIES	(61,040)	(47,445)	(185,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(26,950)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	107,440
Proceeds from notes payable-related party	64,382		130,382
Repayments to notes payable-related party	-		(22,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,382	-	215,322

NET CHANGE IN CASH	3,342	(47,445)	3,342

Cash at beginning of period	-	48,600	-

Cash at end of period	$3,342	$1,155	$3,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$2,009
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013 September 30, 2013 and 2012
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Your Internet Defender, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 4, 2011, to engage in online brand management, focusing on offsite search engine optimization (“SEO”), social media reputation monitoring, and specialized brand reputation marketing.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013 September 30, 2013 and 2012
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2013, the Company capitalized $26,950 of website development costs. Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $2,246 and $2,246, respectively.

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

During the three months ended September 30, 2013 and 2012 one customer made up sales of 89% for the interim period ended September 30, 2013 and one customer comprised sales of 50% for the interim period ended June 30, 2012. The remaining customers were each under 10%.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings per Share.” As of September 30, 2013 and 2012, there were no common share equivalents outstanding.

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

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013 September 30, 2013 and 2012
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

On July 25, 2011, the Company issued 9,400,000 of its common stock to three (3) founders at $0.0001 price per share for cash of $940.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013 September 30, 2013 and 2012
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

During the period from July 28, 2011 through August 18, 2011, the Company issued 42,600,000 shares of its common stock to individuals for cash of $106,500 ($0.0025 per share).

(C) In-Kind Contribution

For the interim periods ended September 30, 2013 and 2012, two (2) shareholders of the Company contributed services valued at $2,600 each, or $5,200 in aggregate.

NOTE 3	RELATED PARTY TRANSACTIONS

On July 30, 2012, the Company executed a four-year consulting agreement for $12,000 per month with a related party commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised in total a minimum of two million dollars in gross capital from any and all sources. On October 1, 2012 the agreement was modified whereby the compensation under the consulting agreement was waived for the period from October through December 2012.

The Company recorded consulting expenses of $72,000 for the interim period ended September 30, 2013.

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

On July 15, 2013 the company borrowed $2,438 from a related party, payable on demand but not before December 31, 2013 and bearing an annual interest rate of 10%.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013 September 30, 2013 and 2012
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

On July 17, 2013 the company borrowed $13,383 from a related party, payable on demand but not before December 31, 2013 and bearing an annual interest rate of 10%.

On September 4, 2013 the company borrowed $26,645 from a related party, payable on demand but not before December 31, 2013 and bearing an annual interest rate of 10%.

On September 18, 2013 the company borrowed $6,000 from a related party, payable on demand but not before December 31, 2013 and bearing an annual interest rate of 10%.

NOTE 4	GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to commence operations and produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to commence operations and produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

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

On October 16, 2013 the company borrowed $2,500 from a related party, payable on demand but not before December 31, 2013 and bearing an annual interest rate of 10%.

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

We are currently on a fiscal year ending March 31. We have defined various periods that are covered in this report as follows:

•	“fiscal 2012” – April 1, 2011 through March 31, 2012.
•	“fiscal 2013” – April 1, 2012 through March 31, 2013.
•	“fiscal 2014” – April 1, 2013 through March 31, 2014.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the six months ended September 30, 2013 and 2012. For comparative purposes, we are comparing the six months ended September 30, 2013 to the six months ended September 30, 2012.

Revenue

Revenue during the three and six month periods ended September 30, 2013 decreased by $13,129 and $26,898, respectively, compared to the same periods in fiscal 2012 primarily as a result of the company curtailing the servicing of many of its accounts. During this period, the Company reexamined its business plan and only maintained service for three clients.

Cost of Revenues

Cost of revenues during the three and six month periods ended September 30, 2013 decreased by $20,434 and $34,561, respectively, compared to the same periods in fiscal 2012 primarily as a result of a decrease in our revenues as discussed above.

Total operating expenses

Total operating expenses in the three months ended September 30, 2013 decreased by $2,370  and total operating expenses in the six months endedSeptember 30, 2013 increased by 39,475compared to the same periods in 2012  primarily due to an increase in general and administrative expenses associated with management compensations costs and SEC reporting requirements.

Interest Expense

Interest Expense during the three and six month periods ended September 30, 2013 increased by $8,897 and $8,959 9, respectively, compared to the same periods in fiscal 2012 as a result of increased borrowings for working capital needs.

Net loss

Net loss in the three and six month periods ended September 30, 2013 increased by $19,656 and $75,314 compared to the same periods in fiscal 2012. This increase was primarily a result of the increase in operating expenses and reduction in net revenues discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2013 our working capital deficit amounted to $278,854, an increase of $152,036 as compared to $126,818 as of March 31. 2013. We rely upon cash generated from our operations and loans from related parties to fund our operations. We expect to continue to borrow funds for working capital purposes from related parties over the next twelve months.

Net cash used in operating activities was $61,040 during the six months ended September 30, 2013 compared to $47,445 in the same period in 2012. The decrease in cash used in operating activities is primarily attributable to an increase in our accrued expenses and other current liabilities, a reduction in our accounts receivables, partially offset by an increase in our net loss.

Net cash flows from financing activities during the six months ended September 30, 2013 was $64,382 compared to $0 in the same period in 2012. The increase was a result of loans we received from a related party to fund our working capital needs.

There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of capital stock.

Two of our stockholders provided, without cost to the Company, services, valued at $2,600for the three-month period ended September 30, 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution to paid-in capital.

We may not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $130,000 in additional expenses during fiscal 2014. We estimate that this will be comprised of approximately $85,000 towards salaries, programming and subcontractors, $15,000 towards marketing materials and sales. Additionally, approximately $30,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we may have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Going Concern Consideration

The Company has been in the development stage since its inception and continues to incur significant losses. We had a deficit accumulated during the development stage at September 30, 2013 of $403,430 and used cash in operating activities since inception through September 30, 2013 of $185,030. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Related Party Transactions

We have historically borrowed funds from both related and unrelated parties. At September 30, 2013 and March 31, 2013 we had outstanding net advances and loans from related parties of $107,882 and $43,500, respectively. The loans and advances bear interest at rates ranging from 3% to 10% per annum and are payable on dates ranging from on demand to on demand but not before December 31, 2013.

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

At September 30, 2013 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Since inception, the Company capitalized $26,950 of website development costs. Amortization expense for the six months ended September 30, 2013 and 2012 totaled $4,452 and $4,452, respectively.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to the concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables. The Company’s places its cash with high quality institutions. At September 30, 2013 the Company did not have any balances that exceeded FDIC insurance limits.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

During the six months ended September 30, 2013 one customer made up sales of 89%. The remainder customers were each under 10%. As a result of this customer concentration, our business would be greatly damaged if we were to lose any of our primary customers.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2013 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ". This ASU clarifies that the scope of ASU No. 2011-11, " Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. " applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. " The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YOUR INTERNET DEFENDER INC.

Dated: November 19, 2013	By	/s/ Lisa Grossman
Name: Lisa Grossman
Title: President (Principal Executive Officer)

Dated: November 19, 2013	By	/s/ Gabriel Solomon
Name: Gabriel Solomon
Title: Treasurer (Principal Financial and Accounting Officer)