Form 10-Q
period 2013-12-31
Your Internet Defender, Inc
filed 2014-02-14
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 13, 2014, 52,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Condensed Balance Sheet As Of December 31, 2013 (Unaudited) And March 31, 2013 (Audited)	F-1

Condensed Statements Of Operations (Unaudited) For The Three Months Ended December 31, 2013, Three Months Ended December 31, 2012 And For The Period From May 4, 2011 (Inception) Through December 31, 2013
		F-2

	Condensed Statements Of Changes In Stockholders’ Equity (Unaudited) For The Period From May 4, 2011 (Inception) Through December 31, 2013	F-3

Condensed Statement Of Cash Flow (Unaudited) For The Three Months Ended December 31, 2013, Three Months Ended December 31, 2012 And For The Period From May 4, 2011 (Inception) Through December 31, 2013.
		F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5 - F-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	8

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Your Internet Defender, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	350	40,656
Prepaid expenses	-	312

Total Current Assets	350	40,968

OTHER ASSETS:
Website development costs, net	5,293	12,031
Security deposit	325	325

Total Other Assets	5,618	12,356

Total Assets	$5,968	$53,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$534	$3,636
Notes payable - related party	118,982	43,500
Accounts payable	-	3,555
Accrued expenses and other current liabilities	206,761	117,095

Total Current Liabilities	326,277	167,786

Total Liabilities	326,277	167,786

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 150,000,000 shares authorized;
52,000,000 shares issued and outstanding	5,200	5,200
Additional paid-in capital	129,840	122,040
Deficit accumulated during the development stage	(455,349)	(241,702)

Total Stockholders' Deficit	(320,309)	(114,462)

Total Liabilities and Stockholders' Deficit	$5,968	$53,324

See accompanying notes to the financial statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	For the Period from May 4, 2011(inception)
	Ended	Ended	Ended	Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$3,900	$54,664	$32,384	$110,046	$359,301

Cost of revenues	5,839	62,690	53,605	145,017	389,070

Gross Margin	(1,939)	(8,026)	(21,221)	(34,971)	(29,769)

Operating expenses
Compensation expense	2,600	2,600	7,800	7,800	27,600
Consulting fees - related party	36,000	-	108,000	12,000	156,000
General and administrative	7,407	14,586	63,244	56,405	225,389

Total operating expenses	46,007	17,186	179,044	76,205	408,989

Loss from operations	(47,946)	(25,212)	(200,265)	(111,176)	(438,758)

OTHER (INCOME) EXPENSE:
Interest expense	3,973	184	13,382	634	16,591

Other (income) expense, net	3,973	184	13,382	634	16,591

Loss before income tax provision	(51,919)	(25,396)	(213,647)	(111,810)	(455,349)

Income tax provision	-	-	-	-	-

Net loss	$(51,919)	$(25,396)	$(213,647)	$(111,810)	$(455,349)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	52,000,000	52,000,000	52,000,000	52,000,000

See accompanying notes to the financial statements

Your Internet Defender, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from May 4, 2011 (Inception) through December 31, 2013
(Unaudited)

	Common Stock Par Value $0.0001		Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

Balance, May 4, 2011 (inception)	-	-	-	-	-

Sale of common stock to Founders at $0.0001 per share	9,400,000	940	-		940

Sale of common stock in private placement at $0.0025 per share	42,600,000	4,260	102,240		106,500

Non cash compensation			9,400		9,400

Net loss				(51,864)	(51,864)

Balance, March 31, 2012	52,000,000	5,200	111,640	(51,864)	64,976

Non cash compensation			10,400		10,400

Net loss				(189,838)	(189,838)

Balance, March 31, 2013	52,000,000	5,200	122,040	(241,702)	(114,462)

Non cash compensation			7,800		7,800

Net loss				(213,647)	(213,647)

Balance, December 31, 2013	52,000,000	$5,200	$129,840	$(455,349)	$(320,309)

See accompanying notes to the financial statements

Your Internet Defender, Inc.
 (A Development Stage Company)
 Statements of Cash Flows

	For the Nine Months	For the Nine Months	For the Period from May 4, 2011(inception)
	Ended	Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(213,647)	$(111,810)	$(455,349)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	6,738	6,738	21,657
In-kind compensation	7,800	7,800	27,600
Changes in operating assets and liabilities:
Accounts receivable	40,306	(6,572)	(350)
Prepaid expenses	312	(950)	-
Security deposit	-	-	(325)
Bank overdraft	(3,102)	4,022	534
Accounts payable	(3,555)	1,406	-
Accrued expenses and other current liabilities	89,666	23,766	206,761

NET CASH USED IN OPERATING ACTIVITIES	(75,482)	(75,600)	(199,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(26,950)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(26,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	107,440
Proceeds from notes payable-related party	75,482	27,000	141,482
Repayments to notes payable-related party	-	-	(22,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,482	27,000	226,422

NET CHANGE IN CASH	-	(48,600)	-

Cash at beginning of period	-	48,600	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$2,009
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2013
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Your Internet Defender, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 4, 2011. The Company provides online brand management, focusing on offsite search engine optimization (“SEO”), social media reputation monitoring, and specialized brand reputation marketing and is in the final stages of developing a software application that allows small to medium sized businesses to automate the process of search engine optimization to optimize their websites, product and service offerings and brand image. The Company expects to launch this application in June 2014.

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

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2013
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2013, the Company capitalized $26,950 of website development costs. Amortization expense for the three months ended December 31, 2013 and 2012 amounted to $2,246 and $2,246, respectively.

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

During the nine months ended December 31, 2013 two customers made up sales of 100% and one customer comprised sales of 39% for the nine months ended December 31, 2012. The remaining customers were each under 10%.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings per Share.” As of December 31, 2013 and 2012, there were no common share equivalents outstanding.

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

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2013
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

(C) In-Kind Contribution

For the interim periods ended December 31, 2013 and 2012, two shareholders of the Company contributed services having a fair value of $2,600.

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

The Company recorded consulting expenses of $36,000 for the three months ended December 31, 2013.

On October 5, 2012 the Company borrowed $2,500 from a related party, payable on demand and bearing interest at 3% per annum. On October 15, 2012 the Company repaid $2,502 representing principal of $2,500 and interest of $2.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2013
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

On October 16, 2013 the company borrowed $2,500 from a related party, payable on demand but not before February 28, 2014 and bearing an annual interest rate of 10%.

On November 19, 2013 the company borrowed $5,100 from a related party, payable on demand but not before February 28, 2014 and bearing an annual interest rate of 10%.

On December 11, 2013 the company borrowed $3,500 from a related party, payable on demand but not before February 28, 2014 and bearing an annual interest rate of 10%.

NOTE 4 GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about its ability to continue as a going concern.

YOUR INTERNET DEFENDER, INC
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2013
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

On February 10, 2014 the Company borrowed $5,000 from a related party, payable on demand but not before May 31, 2014 and bearing an annual interest rate of 10% per annum.

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

We are currently on a fiscal year ending March 31. We have defined various periods that are covered in this report as follows:

●	“fiscal 2012” – April 1, 2011 through March 31, 2012.
●	“fiscal 2013” – April 1, 2012 through March 31, 2013.
●	“fiscal 2014” – April 1, 2013 through March 31, 2014.

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

Consistent with our previously disclosed plans to establish new business opportunities, we are in the final stages of developing a software application that allows small to medium sized businesses to automate the process of search engine optimization. This software application will enable users to optimize their websites, product and service offerings and brand image. We expect to launch this application in June 2014.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the nine months ended December 31, 2013 and 2012. For comparative purposes, we are comparing the nine months ended December 31, 2013 to the nine months ended December 31, 2012.

Revenue

Revenue during the three and nine month periods ended December 31, 2013 decreased by $50,764 and $77,662, respectively, compared to the same periods in fiscal 2012 primarily as a result of the company curtailing the servicing of its accounts to focus on the development of its search engine optimization software.

Cost of Revenues

Cost of revenues during the three and nine month periods ended December 31, 2013 decreased by $56,851 and $91,412, respectively, compared to the same periods in fiscal 2012 primarily as a result of a decrease in our revenues as discussed above.

Total operating expenses

Total operating expenses in the three months ended December 31, 2013 increased by $28,821 and total operating expenses in the nine months ended December 31, 2013 increased by $102,839 compared to the same periods in 2012 primarily due to an increase in management consulting fees and general and administrative expenses associated with management compensations costs and SEC reporting requirements.

Interest Expense

Interest Expense during the three and nine month periods ended December 31, 2013 increased by $3,789 and $12,748, respectively, compared to the same periods in fiscal 2012 as a result of increased borrowings for working capital needs.

Net loss

Net loss in the three and nine month periods ended December 31, 2013 increased by $26,523 and $101,837 compared to the same periods in fiscal 2012. This increase was primarily a result of the increase in operating expenses and reduction in net revenues discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2013 our working capital deficit amounted to $320,309, an increase of $205,847 as compared to $114,462 as of March 31, 2013. We rely upon cash generated from our operations and loans from related parties to fund our operations. We expect to continue to borrow funds for working capital purposes from related parties over the next twelve months.

Net cash used in operating activities was $75,482 during the nine months ended December 31, 2013 compared to $75,600 in the same period in 2012. Cash used in operating activities has been relatively the same period over period although our net loss during the nine months ended December 31, 2013 has increased, partially offset by an increase in our accounts receivables and accrued expenses and other current liabilities.

Net cash flows provided by financing activities during the nine months ended December 31, 2013 was $75,482 compared to $27,000 in the same period in 2012. The increase was a result of loans we received from a related party to fund our working capital needs.

There are no limitations in the certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of capital stock.

Two of our stockholders provided, without cost to the Company, services, valued at $2,600 for the three-month period ended December 31, 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution to paid-in capital.

We do not currently have sufficient resources to effectuate our business plan. We expect to incur a minimum of $105,000 in additional expenses during fiscal 2014. We estimate that this will be comprised of approximately $60,000 towards salaries, programming and subcontractors, $15,000 towards marketing materials and sales. Additionally, approximately $30,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital. Accordingly, we may have to raise the funds to pay for these expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Going Concern Consideration

The Company has been in the development stage since its inception and continues to incur significant losses. We had a deficit accumulated during the development stage at December 31, 2013 of $455,349 and used cash in operating activities since inception through December 31, 2013 of $199,472. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate additional revenues and profits from our business plan.

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

Related Party Transactions

We have historically borrowed funds from both related and unrelated parties. At December 31, 2013 and March 31, 2013 we had outstanding net advances and loans from related parties of $118,982 and $43,500, respectively. The loans and advances bear interest at rates ranging from 3% to 10% per annum and are payable on demand.

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

At December 31, 2013 management considers all accounts receivable collectable and has not made a provision for doubtful accounts.

Website Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Since inception, the Company capitalized $26,950 of website development costs. Amortization expense for the three months ended December 31, 2013 and 2012 amounted to $2,246 in each of the periods.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to the concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables. The Company’s places its cash with high quality institutions. At December 31, 2013 the Company did not have any balances that exceeded FDIC insurance limits.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

During the nine months ended December 31, 2013 two customers made up sales of 100% and one customer comprised sales of 39% for the nine months ended December 31, 2012. The remaining customers were each under 10%. As a result of this customer concentration, our business would be greatly damaged if we were to lose any of our primary customers.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2013 there were no common share equivalents outstanding.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YOUR INTERNET DEFENDER INC.

Dated: February 14, 2014	By	/s/ Lisa Grossman
	Name:	Lisa Grossman
	Title:	President (Principal Executive Officer)

Dated: February 14, 2014	By	/s/ Gabriel Solomon
	Name:	Gabriel Solomon
	Title:	Treasurer (Principal Financial and Accounting Officer)