Form 10-Q
period 2014-06-30
Your Internet Defender, Inc
filed 2014-07-18
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 333-176581

YOUR INTERNET DEFENDER INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 East Sunrise Highway, Suite 202, Valley Stream, NY 11581	(863) 669-3724
(Address of principal executive offices)	(Registrant’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of July 17, 2014 was 52,000,000.

YOUR INTERNET DEFENDER INC.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

Current Assets:
Cash in bank	$369	$87
Cash held in escrow	248,832	—
Accounts receivable	2,550	700
Total current assets	251,751	787

Other Assets:
Website development costs, net of amortization of
$26,149 and $23,903, respectively	801	3,047
Security deposit	—	325
Total other assets	801	3,372

Total assets	$252,552	$4,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$39,895	$20,045
Notes payable	46,800	46,800
Notes payable-related party	342,014	97,398
Advances-related party	19,652	—
Accrued consulting expense-related party	228,000	192,000
Other accrued expenses	9,194	19,457
Total current liabilities	685,555	375,700

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - $0.0001 par value; 1,000,000 shares authorized;
none issued and outstanding	—	—
Common stock - $0.0001 par value; 150,000,000 shares authorized;
52,000,000 shares issued and outstanding	5,200	5,200
Additional paid in capital	135,040	132,440
Accumulated deficit	(573,243)	(509,181)
Total stockholders' deficit	(433,003)	(371,541)

Total liabilities and stockholders' deficit	$252,552	$4,159

The accompanying footnotes are an integral part of these condensed financial statements.

YOUR INTERNET DEFENDER INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Revenues, net	$4,113	$9,077

Cost of revenues	4,748	28,385

Gross margin	(635)	(19,308)

Operating expenses:
Compensation expense	2,600	2,600
General and administration	58,323	79,311
Total operating expenses	60,923	81,911

Loss from operations	(61,558)	(101,219)

Other (income) expense:
Interest expense	2,504	512

Loss before provision for income taxes	(64,062)	(101,731)

Provision for income taxes	—	—

Net loss	$(64,062)	$(101,731)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	52,000,000	52,000,000

The accompanying footnotes are an integral part of these condensed financial statements.

YOUR INTERNET DEFENDER INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,062)	$(101,731)
Adjustments to reconcile net loss to net
cash flows provided by (used in) operating activities:
Amortization of website development costs	2,246	2,246
In-kind compensation for directors	2,600	2,600
Change in operating assets and liabilities:
Accounts receivable	(1,850)	39,331
Prepaid expense	—	312
Security deposit	325	—
Bank overdraft	—	(3,555)
Accounts payable	19,850	—
Accrued consulting expense-related party	36,000	36,000
Other accrued expenses	(10,263)	(4,503)
Net cash used in operating activities	(15,154)	(29,300)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and advances from related party	264,268	29,300
Net cash provided by financing activities	264,268	29,300

Increase in cash	249,114	—

Cash, beginning of period	87	—
Cash, end of period	$249,201	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these condensed financial statements.

YOUR INTERNET DEFENDER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company

Your Internet Defender Inc. ("Your Internet Defender", the "Company", "we", "us" or "our") was incorporated on May 4, 2011 under the laws of the State of Nevada. The Company originally intended to engage in online brand management, focusing on offsite search engine optimization (SEO), social media reputation monitoring, and specialized brand reputation marketing. The Company intend to develop a full range of services, proprietary methodology and systems that will assist companies, professionals and individuals to protect and promote their brands in the most favorable manner, while attracting traffic to their desired web locations.

Change in Control

On June 30, 2014, Susan Coyne entered into private transactions with and executed stock purchase agreements with Lisa Grossman and Gabriel Solomon, our former officer and directors on the date thereof, and other unaffiliated shareholders, pursuant to which she purchased an aggregate of 31,119,300 shares of our common stock, representing 59.8% of the 52,000,000 issued and outstanding shares on that date. Other than as specifically mentioned herein, there are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

Change in Officers and Director

In conjunction with the change of control mentioned hereinabove, Leah Hein was appointed as our sole officer and director and we accepted the resignations of Lisa Grossman (as President and director) and Gabriel Solomon (as Secretary, Treasurer and director). Lisa Grossman agreed to continue her employment with us as an employee.

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed financial statements of Your Internet Defender Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on June 30, 2014.

YOUR INTERNET DEFENDER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Earnings (Loss) Per Share

We calculate earnings (loss) per share ("EPS") in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period under the treasury stock method. Such potential dilutive common shares consist of stock options, warrants and convertible debt. There were no potentially outstanding dilutive shares for the reporting periods ended June 30, 2014 or 2013.

Recently Issued and Newly Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results." The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although "major" is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage.

YOUR INTERNET DEFENDER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements (continued)

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain March 31, 2014 amounts and amounts for the three month period ended June 30, 2013 have been reclassified to conform to the current period presentation.

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had deficit accumulated at June 30, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about its ability to continue as a going concern.

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

YOUR INTERNET DEFENDER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2014	March 31, 2014
Note payable, issued November 9, 2012, interest at 3% per annum, principal and interest due on demand	$27,000	$27,000

Note payable, issued January 13, 2013, interest at 3% per annum, principal and interest due on demand	4,500	4,500

Note payable, issued March 13, 2013, interest at 3% per annum, principal and interest due on demand	10,000	10,000

Note payable, issued March 27, 2013, interest at 3% per annum, principal and interest due on demand	2,000	2,000

Note payable, issued June 5, 2013, interest at 3% per annum, principal and interest due on demand	3,300	3,300

Notes payable	$46,800	$46,800

On July 7, 2014, all notes payable and accrued interest thereto were paid in full.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable

Notes payable with Lisa Grossman, the former President of the Company and stockholder consist of the following:

	June 30, 2014	March 31, 2014
Note payable, issued April 17 2013, interest at 3% per annum, principal and interest due on demand	$13,000	$13,000

Notes payable, issued between May 6 2013 and March 10, 2014, interest at 10% per annum, principal and interest due on demand	80,182	80,182

Note payable, issued June 30, 2014, interest at 2% per annum, principal and interest due on demand	248,832	—

Notes payable—related party	$342,014	$93,182

On July 7, 2014, the notes payable and accrued interest thereto dated April 17, 2013 and May 6, 2013 were paid in full.

YOUR INTERNET DEFENDER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Advances

During the three months ended June 30, 2014, Mrs. Grossman made advances of $19,652 to the Company for working capital purposes. These advances were unsecured, non-interest bearing and due on demand. On July 7, 2014, the advances of $19,652 were paid in full.

Consulting Agreement

On July 30, 2012, the Company executed a four-year Consulting Agreement for $12,000 per month with Yitz Grossman, husband of Mrs. Grossman, commencing upon the earlier of (i) the consummation by the Company of equity financings (including financings with an equity component) resulting in gross proceeds to the Company of no less than $500,000 or (ii) September 1, 2012. The agreement calls for an automatic renewal for an additional three years if the Company has raised in total a minimum of two million in gross capital from any and all sources. On October 1, 2012, the agreement was modified whereby the compensation under the consulting agreement was waived for the period from October through December 2012.

Consulting expenses recognized for the reporting period ended June 30, 2014 and 2013 totaled $36,000 and $36,000, respectively.

On July 2, 2014, we entered into a Debt Settlement Agreement with Mr. Grossman pursuant to which, on July 7, 2014, we paid Mr. Grossman $40,108 and he forgave the remaining balance of $187,892. In connection therewith, Mr. Grossman also agreed to terminate the Consulting Agreement.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

At June 30, 2014 and March 31, 2014, we had 1,000,000 shares of Preferred Stock, $0.0001 par value, authorized with zero shares issued and outstanding.

Common Stock

At June 30, 2014 and March 31, 2014, we had 150,000,000 shares of Common Stock, $0.0001 par value, authorized with 52,000,000 shares issued and outstanding.

In-Kind Contribution

For the interim reporting periods ended June 30, 2014 and 2013, two shareholders of the Company contributed services having a fair value of $2,600.

NOTE 7 – SUBSEQUENT EVENTS

Termination of Consulting Agreement

On July 30, 2012, we entered into a four-year Consulting Agreement with Yitz Grossman under which we agreed to pay him $12,000 per month for his services. As of July 2, 2014, we owed $288,000 to Mr. Grossman thereunder. On July 2, 2014, we entered into a Debt Settlement Agreement with Mr. Grossman pursuant to which, on July 7, 2014, we paid him $40,108 and he forgave the remaining balance of $187,892. In connection therewith, Mr. Grossman also agreed to terminate the Consulting Agreement. Mr. Grossman is the husband of Mrs. Grossman, our former President.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

•	Our limited operating history and experience, ability to achieve profitability and our ability to continue to operate;
•	Our ability to obtain customers for our services;
•	Our dependence on services provided by our executive officers and directors who do not work full time;
•	Our dependence on future financing from our current stockholders and Directors;
•	Our reliance on strategic relationships to promote our services;
•	The effects of competition from other companies, customer acceptance of our products and services and our ability to offer competitive products and services;
•	Our lack of intellectual property rights and ease of entry into our business;
•	Increased costs as a result of becoming a reporting company;
•	The ability of our stockholders to sell their common stock may be limited because we are listed on the OTCQB Tier of the OTC Markets and do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market; and
•	The effects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

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

As used in this Quarterly Report on Form 10-Q, references to the "Company," "Your Internet Defender", "we," "our" or "us" refer to Your Internet Defender Inc. unless the context otherwise indicates. The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

We are currently on a fiscal year ending March 31. We have defined various periods that are covered in this report as follows:

•         "fiscal 2013" – April 1, 2012 through March 31, 2013; and

•         "fiscal 2014" – April 1, 2013 through March 31, 2014.

Overview

Your Internet Defender Inc. was incorporated under the laws of the State of Nevada on May 4, 2011. We are in the business of providing online brand management, focusing on offsite search engine optimization, social media marketing and monitoring, and specialized brand reputation marketing. We have developed a range of services, proprietary methodology and systems that enable companies, professionals and individuals to protect and promote their brands in the most favorable manner, while attracting traffic to their desired web locations. Our search engine optimization, on-line reputation management and social monitoring services are fully operational. In addition, we have developed automated reputation monitoring products as well as downloadable software to be used directly by our customers without any assistance.

Our services can be classified in the following categories: (i) Search Engine Optimization; (ii) Social Media Marketing and Monitoring; and (iii) Specialized Online Brand Reputation Management. We have two primary pricing structures: (i) an hourly or per-deliverable fixed fee or (ii) monthly recurring fees.

Change in Control

On June 30, 2014, Susan Coyne entered into private transactions with and executed stock purchase agreements with Lisa Grossman and Gabriel Solomon, our former officer and directors on the date thereof, and other unaffiliated shareholders, pursuant to which she purchased an aggregate of 31,119,300 shares of our common stock, representing 59.8% of the 52,000,000 issued and outstanding shares on that date. Other than as specifically mentioned herein, there are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

Change in Officers and Director

In conjunction with the change of control mentioned hereinabove, Leah Hein was appointed as our sole officer and director and we accepted the resignations of Lisa Grossman (as President and director) and Gabriel Solomon (as Secretary, Treasurer and director). Lisa Grossman agreed to continue her employment with us as an employee.

Basis of Presentation of Financial Information

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2014, we had an accumulated deficit of $573,243, and for the three months ended June 30, 2014, incurred net losses of $64,062. Management expects that we will need to raise additional capital to sustain operations until such time that we can achieve profitability through product sales; however, there can be no assurance that we will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2014, our working capital deficit was $433,804, an increase of $58,891 as compared to $374,913 as of March 31, 2014. We rely upon cash generated from our operations and loans from related parties to fund our operations. We expect to continue to borrow funds for working capital purposes from related parties over the next twelve months.

Net cash used in operating activities was $15,154 during the three months ended June 30, 2014 compared to $29,300 in the same period in 2013. Cash used in operating activities has been relatively the same, period over period, although our net loss during the three months ended June 30, 2013 decreased, partially offset by an increase in our accounts receivables and accrued expenses and other current liabilities.

Net cash flows provided by financing activities during the three months ended June 30, 2014 was $264,268 compared to $29,300 in the same period in 2013. The increase was a result of loans and advances we received from a related party to fund our working capital needs.

There are no limitations in our Articles of Incorporation on our ability to borrow funds or raise funds through the issuance of capital stock.

Two of our stockholders provided services to us without cost, valued at $2,600 for the three-month period ended June 30, 2014. The total of these expenses was reflected in the condensed statement of operations as general and administrative expenses with a corresponding contribution to paid-in capital.

Since our inception, we have not attained a level of operations that allows us to meet our current overhead. We do not contemplate attaining profitable operations until we execute plans to grow our distribution and sales operations. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

We currently have no plans to conduct any research and development or to purchase or sell any significant equipment and do not expect to hire any employees during the next 12 months.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

The following comparative analysis on results of operations was based primarily on the comparative condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the condensed financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended June 30, 2014 and 2013.

Revenue

Revenue for the three months ended June 30, 2014 decreased by $4,964 compared to the same period in fiscal 2013, primarily as a result of our curtailment of servicing our accounts to focus on the development of our search engine optimization software.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 decreased by $23,637 compared to the same period in fiscal 2013, primarily as a result of a decrease in our revenues as discussed above and a decrease in labor expense.

Operating expenses

Total operating expenses for the three months ended June 30, 2014 decreased by $20,988 compared to the same periods in 2013, primarily due to a decrease in bad debt expense offset by increases in professional fees and services.

Interest Expense

Interest expense for the three months ended June 30, 2014 increased by $1,992 compared to the same period in fiscal 2013, as a result of increased borrowings for working capital needs.

Net loss

Net loss for the three months ended June 30, 2014 decreased by $37,669 compared to the same period in fiscal 2013. This decrease was primarily a result of the decrease in operating expenses and reduction in net revenues discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no material off-balance sheet arrangements.

Related Party Transactions

We have historically borrowed funds from both related and unrelated parties. At June 30, 2014 and March 31, 2014, we had outstanding net advances and loans from related parties of $361,666 and $97,398, respectively. The loans and advances bear interest at rates ranging from 2% to 10% per annum and are payable on demand.

Recent Events

Promissory Note with Former Company President

On June 30, 2014, we entered into a Loan Agreement and Promissory Note with our former President, Lisa Grossman (the "Lender"), pursuant to which we borrowed $248,832 to be used to pay certain of our liabilities (the "Note"), including principal and interest on notes payable and advanced to date to the Lender in the aggregate of $118,696 (of which full payment was made on July 7, 2014). The Note bears interest at the rate of two percent (2%) and is due on or before six (6) months from the date thereof (the "Payment Date"). On or before the Payment Date, we will pay to the Lender in full satisfaction of all obligations under the Note, the assets of the Company as existing on the date of issuance of the Note (the "Assets"), other than cash, as defined and outlined therein.

Termination of Consulting Agreement

On July 30, 2012, we entered into a four-year Consulting Agreement with Yitz Grossman, husband of Mrs. Grossman, under which we agreed to pay him $12,000 per month for his services. As of June 30, 2014, we owed Mr. Grossman $228,000 thereunder. On July 2, 2014, we entered into a Debt Settlement Agreement with Mr. Grossman pursuant to which we paid him $40,108 (on July 7, 2014) and he forgave the remaining balance of $187,892. In connection therewith, Mr. Grossman agreed to terminate the Consulting Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Leah Hein, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2014 were not effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document
3.1	May 4, 2011	Articles of Incorporation(1)
3.2	June 3, 2011	Certificate of Correction to the Articles of Incorporation(1)
3.3	n/a	Bylaws(1)
10.01	June 30, 2014	Resignation of Lisa Grossman(2)
10.02	June 30, 2014	Resignation of Gabriel Solomon(2)
10.03	June 30, 2014	Loan Agreement between the Company and Lisa Grossman(2)
10.04	June 30, 2014	Promissory Note for $248,831.59 issued to Lisa Grossman(2)
10.05	July 2, 2014	Debt Settlement Agreement between the Company and Yitz Grossman(2)
31.1	July 18, 2014	Certification of Chief Executive and Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	July 18, 2014	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document†

____________________

*	Filed herewith.

(†)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on August 31, 2011.

(2)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on July 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 18, 2014

YOUR INTERNET DEFENDER INC.

By:	/s/ Leah Hein
Leah Hein
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer
Chief Accounting Officer

