Form 10-Q
period 2014-09-30
Corindus Vascular Robotics, Inc.
filed 2014-11-19
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 333-176581

CORINDUS VASCULAR ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 Waverley Oaks Rd., Suite 105, Waltham, MA 02452	(508) 653-3335
(Address of principal executive offices)	(Registrant’s Telephone Number)

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of November 14, 2014 was 105,883,157.

Corindus Vascular Robotics, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	September 30, 2014

Assets
Current assets:
Cash and cash equivalents	$9,845	$29,520
Accounts receivable, net of allowance for doubtful accounts of $3 in 2013 and $6 in 2014	35	477
Due from related party	125	—
Inventories, net	2,464	1,982
Prepaid expenses and other current assets	494	647
Total current assets	12,963	32,626

Property and equipment, net	1,437	1,229
Deposits and other long term assets	223	225
Deferred inventory costs	—	108
Notes receivable due from stockholders	145	136
Total assets	$14,768	$34,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$315	$1,800
Accrued expenses	1,261	1,778
Deferred revenue, current portion	—	159
Current portion of long-term debt	—	350
Total current liabilities	1,576	4,087

Long-term liabilities:
Deferred revenue, net of current portion	—	230
Long-term debt, net of current portion	—	4,373
Warrant liability	3,152	—
Total long-term liabilities	3,152	4,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000 shares authorized and 73,360 shares in 2013 and 105,883 in 2014 issued and outstanding	7	11
Additional paid-in capital	70,369	103,952
Accumulated deficit	(60,336)	(78,329)
Total stockholders’ equity	10,040	25,634
Total liabilities and stockholders’ equity	$14,768	$34,324

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Corindus Vascular Robotics, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue	$27	$554	$509	$2,361
Cost of revenue	315	793	1,651	3,234
Gross loss	(288)	(239)	(1,142)	(873)

Operating expenses:
Research and development	1,525	1,352	3,215	4,856
General and administrative	656	1,643	1,877	3,595
Sales and marketing	1,332	2,153	3,635	5,859
Restructuring charges	—	—	—	175
Total operating expenses	3,513	5,148	8,727	14,485

Operating loss	(3,801)	(5,387)	(9,869)	(15,358)

Other income (expense):
Warrant revaluation	—	(2,884)	(170)	(2,421)
Interest and other income (expense)	10	(178)	26	(214)
Total other income (expense), net	10	(3,062)	(144)	(2,635)

Net loss and comprehensive loss	$(3,791)	$(8,449)	$(10,013)	$(17,993)

Net loss per share – basic and diluted	$(0.05)	$(0.10)	$(0.14)	$(0.23)
Weighted-average common shares used in computing net loss per share – basic and diluted	73,360	86,978	73,360	77,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Corindus Vascular Robotics, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2013	2014

Operating activities
Net loss	$(10,013)	$(17,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	508
Stock-based compensation expense	251	300
Accretion of interest expense	—	36
Warrant revaluation	170	2,421
Changes in operating assets and liabilities:
Accounts receivable	(18)	(442)
Due from related party	255	125
Prepaid expenses, deposits and other assets	308	(146)
Deferred inventory costs	—	(108)
Inventory	(1,965)	230
Accounts payable	317	1,485
Accrued expenses	310	387
Deferred revenue	(65)	389
Net cash used in operating activities	(10,029)	(12,808)

Investing activities
Purchases of property and equipment	(373)	(48)
Net cash used in investing activities	(373)	(48)

Financing activities
Issuance of Common Stock, net of offering costs		27,617
Proceeds from issuance of long-term debt and warrants, net of deferred financing costs and discounts	—	4,917
Other	(10)	(3)
Net cash provided by (used in) financing activities	(10)	32,531

Net increase (decrease) in cash and cash equivalents	(10,412)	19,675
Cash and cash equivalents at beginning of period	25,536	9,845
Cash and cash equivalents at end of period	$15,124	$29,520
Non-cash investing and financing activities:
Transfers from inventory to fixed assets	$400	$252
Common stock issuance costs included in accrued expenses	$—	$130
Reclassification of warrant liability to stockholders’ equity	$—	$5,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Corindus Vascular Robotics, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	73,360	$7	$70,369	$(60,336)	$10,040
Stock-based compensation	—	—	300	—	300
Reclassification of warrant liability	—	—	5,803	—	5,803
Recapitalization in connection with reverse acquisition	20,856	2	(5)	—	(3)
Issuance of common stock to private investor	1,000	—	2,000	—	2,000
Issuance of common stock in connection with private placement of common stock, net of offering costs of $1,179	10,667	2	25,485	—	25,487
Net loss	—	—	—	(17,993)	(17,993)
Balance at September 30, 2014	105,883	$11	$103,952	$(78,329)	$25,634

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Corindus Vascular Robotics, Inc.

Unaudited Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Operations

Corindus Vascular Robotics, Inc. (the “Company”), a Nevada Corporation, is the surviving company of the reverse acquisition of Corindus, Inc, a privately-held company, by Your Internet Defender, Inc. (“YIDI”), the public registrant and legal acquirer, on August 12, 2014.  The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the marketing, sales and development of robotic-assisted catheterization systems.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities, and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration to market its CorPath 200 System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build the customer base. The Company’s future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, its ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes affecting medical procedure reimbursement, and overall economic conditions in the Company’s target markets.

Reverse Acquisition Transaction

On August 12, 2014, Corindus, Inc. consummated a reverse acquisition (the “Acquisition”) pursuant to the Securities Exchange and Acquisition Agreement (the“Acquisition Agreement”) with YIDI.  Prior to the Acquisition, all outstanding shares of Series A through E Redeemable Convertible Preferred Stock of Corindus, Inc. were converted into 2,811 shares of Common Stock of Corindus, Inc.

Pursuant to the terms of the Acquisition Agreement, (i) all outstanding shares of common stock of Corindus, Inc., $0.01 par value per share, were exchanged for shares of YIDI common stock, $0.0001 par value per share, and (ii) all outstanding options and warrants to purchase Corindus, Inc. shares were exchanged for or replaced with options and warrants to acquire shares of common stock of YIDI. The exchange ratio was one for 25.00207 shares.

Immediately after the transfer of operations of former YIDI, the business of Corindus, Inc. became the sole focus of the combined company and the combined company’s name was changed to Corindus Vascular Robotics, Inc.

In connection with the Acquisition, the Company issued 1,000 shares of Common Stock to a private investor at a price of $2.00 per share in exchange for proceeds of $2,000.

Since former Corindus, Inc. shareholders owned, immediately following the Acquisition, 80% of the combined company on a fully diluted basis and all members of the combined company’s executive management and Board of Directors, were from Corindus, Inc., Corindus Inc. was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

All share and per share amounts in the unaudited condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into Common Stock, and (ii) the one for 25.00207 exchange of shares of Common Stock.

1. Nature of Operations (Continued)

Third Quarter 2014 Financing

On September 12, 2014, the Company entered into a Securities Purchase Agreement with multiple investors relating to the issuance and sale of shares of the Company’s Common Stock in a private placement, which closed on September 16, 2014. In the transaction, the Company sold 10,667 shares of Common Stock at $2.50 per share, for an aggregate purchase price of $26,666 with net proceeds to the Company of approximately $25,487. As a result of the transaction, the Company has an additional $5,000 of borrowings available to it under its Loan and Security Agreement discussed in Note 5.

Liquidity

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of September 30, 2014, the Company had an accumulated deficit of $78,329. The Company believes that its cash resources of $29,520 at September 30, 2014 and the ability to draw down on an additional $5,000 under the Company’s debt facility described in Note 5 will be sufficient to meet the Company’s cash requirements through 2015.

As the Company continues to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

2. Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corindus, Inc. and Corindus Security Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Segment Information

The Company operates in one business segment, which is the development, marketing and sale of robotic-assisted vascular systems.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and warrants, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

Significant Customers

The Company had one customer, who was a distributor, which accounted for 75% of its revenues during the nine months ended September 30, 2013. The Company had four customers that accounted for 75% of its revenues during the nine months ended September 30, 2014. The Company had one customer that accounted for 78% of the accounts receivable balance at December 31, 2013 and a different single customer that accounted for 74% of the accounts receivable balance at September 30, 2014.

2. Significant Accounting Policies (Continued)

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2014, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2014, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014 have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2014 and the results of its operations and its cash flows for the nine months ended September 30, 2013 and 2014. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2013 and 2014 are also unaudited.

The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.

Financial Instruments

The Company’s financial instruments, consisting of cash equivalents, long-term deposits, and notes receivable, are carried at cost, which approximates fair value due to the short-term nature of these instruments.

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy is used to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company's financial instruments also included warrants for the purchase of Corindus, Inc. Series A, D and E Redeemable Convertible Preferred Stock, which were converted into warrants to purchase common stock in connection with the Acquisition. The disclosure of the estimated fair value of the warrants was determined using Level 3 inputs in the fair value hierarchy.

2. Significant Accounting Policies (Continued)

Revenue Recognition

Revenue related to the sale of the Company's products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and risk of loss transfers, usually when products are shipped and/or installed and accepted. Products are sold to customers with no rights of return. The Company recognizes revenue on multiple-element arrangements in accordance with Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, based on the estimated selling price of each element. In accordance with ASU 2009-13, the Company uses vendor-specific objective evidence (VSOE), if available, to determine the selling price of each element. If VSOE is not available, the Company uses third-party evidence (TPE) to determine the selling price. If TPE is not available, the Company uses its best estimate to develop the estimated selling price.

On January 21, 2011, Corindus, Inc. entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (Philips) appointing Philips to be the sole worldwide distributor for the promotion and sale of the CorPath 200 System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. At December 31, 2013, Philips owed the Company $125 for systems shipped under the distribution agreement. At September 30, 2014, there were no amounts outstanding from Philips. This agreement expired August 7, 2014.

The CorPath 200 System is a capital medical device used by hospitals and surgical centers to perform heart catheterizations. In each arrangement, the Company is responsible for installation and initial user training. The Company considers all the elements of the sale of the system, including installation and initial user training, to be a single unit of accounting in accordance with ASC 605, Revenue Recognition. Installation and initial training are considered essential to the functionality of the CorPath 200 systems. Therefore, revenue is recognized for the entire arrangement (system, installation and initial training) upon acceptance by the end-user customer.

The Company generally sells cassettes and accessories directly to end users. The revenue from the sale of these products is generally recorded when the items are shipped. Cassettes are also sold under a CorPath Utilization Program (CUP). The CUP program is a multi-year arrangement that involves the installation of a CorPath System at a customer’s site with no up-front payment in exchange for the customer agreeing to purchase a minimum number of cassettes each month at a premium over the regular price. The Company records revenue under the program on the sale and shipment of each cassette, the system is capitalized as a fixed asset and depreciated straight line through cost of revenue over the length of the CUP program contract.

The Company also uses a One-Stent program to demonstrate its confidence in the CorPath System’s ability to help accurately measure anatomy and precisely place only one stent per lesion. The Company provides eligible customers registered under the program a $1 credit against future cassette purchases for a qualifying CorPath PCI procedure which uses more than one stent per lesion. The estimated cost of honoring the potential obligation under the One-Stent program is accrued as additional cost of revenue at the time of shipment.

2. Significant Accounting Policies (Continued)

Revenue Recognition (continued)

The Company sells basic and premium service plans to extend its initial warranty period and provide component upgrades in the event of technological or physical obsolescence. Revenue is allocated based on our best estimate of the selling price of each service. Extended warranty revenue is recognized on a straight-line basis over the life of the service contract and upgrade revenue is recognized in proportion to the costs incurred with the delivery of the upgrade. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we may sell products together with service contracts.

The Company records shipping and handling costs for customer shipments as a selling expense in the period incurred, and any payments from customers for shipping costs are accounted for as a reduction to selling expense.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, assuming exercise of options and warrants to purchase common stock. Basic and diluted net loss per share were the same for all periods presented due to the Company’s net loss. The Company’s common stock equivalents are options and warrants to purchase Common Stock.

Warrants

The Company had warrants outstanding to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock, which converted into warrants to purchase shares of Common Stock. The warrant instruments required mark to market accounting which were recorded in the statements of operations based on their fair values determined using the Black-Scholes model and the fair value of underlying Preferred Stock.

2. Significant Accounting Policies (continued)

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of this standard to its consolidated financial statements.

3. Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2013	September 30, 2014

Raw materials	$634	$912
Work in progress	—	71
Finished goods	1,830	999
	$2,464	$1,982

4. Income Taxes

The Company did not record any income tax benefit for its operating losses for the nine months ended September 30, 2013 and 2014 due to uncertainty regarding future taxable income. The Company has not recorded any benefits for uncertain tax positions. The Company has recorded a full valuation allowance with respect to its deferred tax assets due to its net losses incurred.

5. Long-Term Debt

On June 11, 2014, Corindus, Inc. entered into a Loan and Security Agreement pursuant to which the lender agreed to make available $10,000 in two separate $5,000 loans under secured promissory notes. The initial loan was made on June 11, 2014 under a promissory note in the amount of $5,000 and is repayable over a term of 27 months beginning on July 1, 2015, subsequent to a twelve month interest-only period beginning on July 1, 2014. The Company is also required to make an interest payment of 2.5% of the maximum loan amount, which is due at the maturity date of the loan. The borrowing arrangement included the issuance to the lender of warrants to purchase 178 shares of Corindus, Inc. Series E Preferred Stock at an exercise price of $1.41 per share. The fair value of the warrants issued to the lender was determined to be $230 at the date of issuance, and was recorded as a discount on the debt. The discount will be amortized as additional interest expense over the term of the debt. Borrowings outstanding, net of discounts, amounted to $4,723 at September 30, 2014.

Borrowings under the agreement bear interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. Pursuant to the Loan and Security Agreement, an additional $5,000 became available to the Company through December 31, 2014 upon the completion of the $26,666 private placement discussed in Note 1. Events of default under the Loan and Security Agreement include, but are not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company.

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations.

6. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Research and development	$14	$21	$45	$59
General and administrative	43	48	133	150
Sales and marketing	23	31	73	91
	$80	$100	$251	$300

The Company granted options to purchase 1,200 shares and 882 shares of Common Stock at an exercise price of $0.75 per share during the nine months ended September 30, 2013 and 2014, respectively.

7. Warrants

In connection with the Acquisition, the Company exchanged warrants to purchase 201 shares of Corindus, Inc. Series A, D and E Redeemable Convertible Preferred Stock at an average exercise price of $26.63 per share to warrants to purchase 5,030 shares of the Company’s Common Stock at the average exercise price of $1.07. The value of the warrants to purchase shares of Redeemable Convertible Preferred Stock were re-measured at each balance sheet date and any changes in the valuation were expensed in the period through the date of the Acquisition Agreement, at which point they were re-measured for the final time and reclassified to stockholders’ equity.

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying redeemable convertible preferred stock.

The warrant liability was measured at fair value on a recurring basis and had inputs categorized as Level 3 in the fair value hierarchy.

A roll forward of the warrant liability is as follows:

Balance at December 31, 2013	$3,152
Issuance of warrants in connection with lending arrangement	230
Revaluation of warrants	2,421
Reclassification of warrant liability to stockholders’ equity	(5,803)
Balance at September 30, 2014	$—

The Company revalued the warrants to purchase Series A and D Redeemable Convertible Preferred Stock on December 31, 2013 using a risk-free interest rate of 1.18%, dividend yield of 0%, expected volatility of 80% and expected term of 3.8 years. The Company revalued the warrants for the final time at the date of the Acquisition using weighted average assumptions as follows: risk-free interest rate of 1.025%, dividend yield of 0%, expected volatility of 50%, expected term of 3.5 years and the fair value of the Redeemable Convertible Preferred Stock of $2.00 per share based on the price paid in connection with the issuance to a private investor of one million shares at the date of the Acquisition. The final valuation resulted in a charge of $2,884 for the three months ended September 30, 2014 and $2,421 for the nine months ended September 30, 2014.

8. Reverse Acquisition

The Company acquired the operations of the YIDI business and then immediately transferred its former operations to a former officer, director and shareholder of the Company in exchange for the satisfaction of a promissory note issued to the former officer, director and shareholder in the principal amount of approximately $249 and the assumption of liabilities related to the former operations.

Prior to the divestiture, the Company performed a preliminary allocation of the purchase price for YIDI based on estimated fair values of the acquired assets and liabilities prior to the disposition of the remaining business of YIDI:

Assets Acquired:
Intangibles	$262
Liabilities Assumed:
Accrued expenses	(13)
Note payable to former officer	(249)
Total liabilities assumed	$(262)
Purchase price	$—

The allocation of the purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Intangibles acquired and immediately spun off represented the value of the domain name and trade name of YIDI.

The Company incurred costs of approximately $1,100 related to the Acquisition for the nine months ended September 30, 2014, which are included in general and administrative expenses.

The subsequent spin-off of the former business resulted in no gain or loss on the disposal of a business as it was sold for its net assets, which represented fair value.

The results of operations for YIDI were immaterial for the nine months ended September 30, 2013 and as such no pro forma statement of operations data is presented.

9. Stockholders’ Equity

In accordance with ASC 805-40, Reverse Acquisitions, the historical capital stock account of Corindus, Inc. immediately prior to the Acquisition was carried forward and retroactively adjusted to reflect the par value of the outstanding stock of the Company, including the number of shares issued in the Acquisition as the Company is the surviving legal entity. Additionally, retained earnings of Corindus, Inc. has been carried forward after the Acquisition.

All share and per share amounts in the unaudited condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock, and (ii) the one for 25.00207 exchange of shares of common stock.

10. Net Loss per Share

Net loss per share for all periods presented is based on the equity structure of the legal acquirer, which assumes Common Stock is outstanding and reflects the conversion of Corindus, Inc.’s Preferred Stock and Common Stock into the Company’s Common Stock.

The calculation of net loss per share represents net loss as presented on the condensed consolidated statements of operations divided by the weighted average shares of common stock outstanding for each period, which is also presented on the condensed consolidated statements of operations.

The Company's potential dilutive securities, which include stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share as the effect would have been to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding was the same for both basic and diluted net loss per share. The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Options to purchase common shares	8,417	8,716	8,417	8,716
Warrants to purchase common shares	4,852	5,030	4,852	5,030

11. Related Party Transactions

On January 21, 2011, Corindus, Inc. entered into a distributor agreement with Philips Medical Systems Nederland B.V., appointing Philips to be a distributor for the promotion and sale of the Company’s CorPath System. This agreement provided that it would remain in force for two years from (a) the later of FDA approval of the CorPath System or (b) the date of notification by the Company to Philips of minimum inventory levels available for shipment. As required by the agreement, the Company notified Philips on August 7, 2012 of the commencement of the two-year term. At September 30, 2014, Philips owned approximately 16.4% of the Company.

For the nine months ended September 30, 2013 and 2014, the Company recorded revenues of $400 and $300, respectively, from shipments to Philips under the distribution agreement. At December 31, 2013 and September 30, 2014, Philips owed the Company $125 and $0, respectively, resulting from selling activity under the agreement. The distribution agreement with Philips expired on August 7, 2014.

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued is $145. One of these stockholders who is also an employee of the Company repaid the portion of the note attributable to him during the six months ended June 30, 2014.

11. Related Party Transactions (Continued)

The notes receivable are repayable upon the disposition by the stockholder of the Company’s Common Stock owned by them. Based on the tax ruling, the stockholders and the Company have entered into a trust agreement and the stockholders have placed in escrow their Common Stock with a trustee to serve as collateral on the notes.

12. Restructuring Charge

During 2014, the Company initiated reductions in its workforce to control costs while the Company pursued new financing alternatives. During the nine months ended September 30, 2014, the Company recorded $175 in restructuring charges for severance and related costs, which was paid during the six months ended June 30, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Corindus Vascular Robotics, Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. This discussion should be read together with the Company’s financial statements as of September 30, 2014 and the nine months ended September 30, 2014 and 2013, which are included herein, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto for the years ended December 31, 2012 and 2013 included in Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on August 15, 2014.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should read “Risk factors” included in Form 8-K/A filed with the SEC on August 15, 2014 for a discussion of important factors that could cause or contribute to these differences. The reported results will not necessarily reflect future results of operations or financial condition.

Overview

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Nevada Corporation, is the surviving company of the reverse acquisition of Corindus, Inc, a privately-held company, by Your Internet Defender, Inc. (“YIDI”), the public registrant and legal acquirer, on August 12, 2014.  The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the marketing, sales and development of robotic-assisted catheterization systems.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities, and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration to market its CorPath 200 System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build the customer base. The Company’s future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, its ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes affecting medical procedure reimbursement, and overall economic conditions in the Company’s target markets.

Reverse Acquisition Transaction

On August 12, 2014, Corindus, Inc. consummated a reverse acquisition (the “Acquisition”) pursuant to the Securities Exchange and Acquisition Agreement (the“Acquisition Agreement”) with YIDI.  Prior to the Acquisition, all outstanding shares of Series A through E Redeemable Convertible Preferred Stock of Corindus, Inc. were converted into 2,811,499 shares of Common Stock of Corindus, Inc.

Pursuant to the terms of the Acquisition Agreement, (i) all outstanding shares of common stock of Corindus, Inc., $0.01 par value per share, were exchanged for shares of YIDI common stock, $0.0001 par value per share, and (ii) all outstanding options and warrants to purchase Corindus, Inc. shares were exchanged for or replaced with options and warrants to acquire shares of common stock of YIDI. The exchange ratio was one for 25.00207 shares.

Immediately after the transfer of operations of former YIDI, the business of Corindus, Inc. became the sole focus of the combined company and the combined company’s name was changed to Corindus Vascular Robotics, Inc.

In connection with the Acquisition, the Company issued 1,000,000 shares of Common Stock to a private investor at a price of $2.00 per share in exchange for proceeds of $2.0 million.

Since former Corindus, Inc. shareholders owned, immediately following the Acquisition, 80% of the combined company on a fully diluted basis and all members of the combined company’s executive management and Board of Directors, were from Corindus, Inc., Corindus Inc. was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

All share and per share amounts in the unaudited condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into Common Stock, and (ii) the one for 25.00207 exchange of shares of Common Stock.

Equity Financing

On September 16, 2014, the Company closed on a private placement for the sale of an aggregate of 10,666,570 shares of Common Stock at $2.50 per share, for an aggregate purchase price of approximately $26.7 million or net proceeds of approximately $25.5 million. The Company plans to use the net proceeds for sales and marketing, research and development, and general corporate purposes. As a result of the transaction, the Company has an additional $5.0 million available to it under a Loan and Security Agreement through December 31, 2014.

Discussion of Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,
(In thousands)	2013	2014
	(unaudited)

Revenue	$27	$554
Cost of revenue	315	793
Gross loss	(288)	(239)

Operating expenses:
Research and development	1,525	1,352
General and administrative	656	1,643
Sales and marketing	1,332	2,153
Total operating expenses	3,513	5,148

Operating loss	(3,801)	(5,387)

Other income (expense):
Warrants revaluation	—	(2,884)
Interest and other income	10	(178)
Total other income (expense), net	10	(3,062)

Net loss and comprehensive loss	$(3,791)	$(8,449)

Revenue: Revenue increased from approximately $27 thousand for the three months ended September 30, 2013 to approximately $0.6 million for the three months ended September 30, 2014 due to sales of the CorPath 200 System during the third quarter of 2014 as well as increased sales of cassettes and accessories to end users.

Cost of Revenue: Cost of revenue increased from approximately $0.3 million for the three months ended September 30, 2013 to approximately $0.8 million for the three months ended September 30, 2014 due to the sales of the CorPath 200 System and sales of cassettes and accessories as well as to fixed manufacturing costs associated with underutilization of our production facility during the third quarter of 2014. Cost of revenue represents the cost of materials for the CorPath 200 System, cassettes, and accessories as well as labor and overhead at Corindus’ production facility.

Gross Loss: Our gross loss decreased from approximately $0.3 million for the three months ended September 30, 2013 to approximately $0.2 million for the three months ended September 30, 2014 due to the sales of the CorPath 200 System in the third quarter of 2014. The gross profit on the sale of cassettes is negative due to the low volume of sales, and is expected to be consistent with that level until the Company reaches higher volume levels. We expect our gross profit (loss) to continue to fluctuate due to the timing and volume of product shipments and the related levels of utilized or underutilized production capacity.

Research and Development: Research and development expenses decreased from approximately $1.5 million for the three months ended September 30, 2013 to approximately $1.4 million for the three months ended September 30, 2014 due to lower costs incurred related to the development of the next generation CorPath 200 System and clinical trials.

General and Administrative: General and administrative expenses increased from approximately $0.7 million for the three months ended September 30, 2013 to approximately $1.6 million for the three months ended September 30, 2014. The $0.9 million increase is due primarily to legal and accounting and auditing services associated with the Acquisition transaction which occurred in August 2014. We expect to incur incremental costs of approximately $1.0 million annually to operate as a publicly-traded company.

Sales and Marketing: Sales and marketing expenses increased from approximately $1.3 million for the three months ended September 30, 2013 to approximately $2.2 million for the three months ended September 30, 2014 due to the expansion of the internal direct sales force and increased marketing and advertising costs.

Other Income (Expense): Other income (expense), net changed from approximately $10 thousand of other income to $3.1 million of other expense due primarily to the revaluation of the warrant based on the increase in value of the underlying Preferred Stock, as well as increased interest expense incurred related to our borrowing arrangement in 2014. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of Common Stock as a result of the Acquisition and therefore, no additional mark to market adjustments are required.

Income Taxes: We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss and Comprehensive Loss: Net loss and comprehensive loss increased from approximately $3.8 million for the three months ended September 30, 2013 to approximately $8.4 million for the three months ended September 30, 2014 due to the factors noted above.

Discussion of Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
(In thousands)	2013		2014
		(unaudited)

Revenue	$509		$2,361
Cost of revenue	1,651		3,234
Gross loss	(1,142)		(873)

Operating expenses:
Research and development	3,215		4,856
General and administrative	1,877		3,595
Sales and marketing	3,635		5,859
Restructuring charges	—		175
Total operating expenses	8,727		14,485

Operating loss	(9,869)		(15,358)

Other income (expenses):
Warrants revaluation	(170)		(2,421)
Interest and other income (expense)	26		(214)
Total other expenses, net	(144)		(2,635)

Net loss and comprehensive loss	$(10,013)		$(17,993)

Revenue: Revenue increased from approximately $0.5 million for the nine months ended September 30, 2013 to approximately $2.4 million for the nine months ended September 30, 2014 due to an increase in the sale of CorPath 200 Systems, including higher pricing, as well as increased sales of cassettes and accessories to end users.

Cost of Revenue: Cost of revenue increased from approximately $1.7 million for the nine months ended September 30, 2013 to approximately $3.2 million for the nine months ended September 30, 2014. Cost of revenue represents the cost of materials for the CorPath 200 System and cassettes, as well as labor and overhead at Corindus’ production facility. The increase in cost of revenues in 2014 reflects increased costs associated with sales as well as fixed manufacturing costs associated with underutilization of our production facility.

Gross Loss: Gross loss decreased from approximately $1.1 million for the nine months ended September 30, 2013 to approximately $0.9 million for the nine months ended September 30, 2014. We have not generated enough sales volume of CorPath 200 Systems to offset the costs of our production facility and therefore, have generated a gross loss. We expect our gross profit (loss) to continue to fluctuate due to the timing and volume of product shipments and the related levels of utilized or underutilized production capacity.

Research and Development: Research and development expenses increased from approximately $3.2 million for the nine months ended September 30, 2013 to approximately $4.9 million for the nine months ended September 30, 2014 due to investments in the development of the next generation CorPath System through a combination of additional employees and outsourced contractor services.

General and Administrative: General and administrative expenses increased from approximately $1.9 million for the nine months ended September 30, 2013 to approximately $3.6 million for the nine months ended September 30, 2014 due primarily to legal expense associated with a financing arrangement which was not completed earlier in the year as well as legal and accounting and auditing fees in the amount of $1.1 million associated with the Acquisition transaction which occurred in August 2014. We expect to incur incremental costs of approximately $1.0 million annually to operate as a publicly-traded company.

Sales and Marketing: Sales and marketing expense increased from approximately $3.6 million for the nine months ended September 30, 2013 to approximately $5.9 million for the nine months ended September 30, 2014 due to the expansion of the direct sales force as well as strategic marketing investments.

Restructuring Charge: We recorded a restructuring charge for the nine months ended September 30, 2014 of approximately $0.2 million due to a reduction in the general workforce as a result of a cost control initiative while we pursued financing alternatives.

Other Income (Expense): Other expense, net, increased approximately $2.5 million for the nine months ended September 30, 2014 over the nine months ended September 30, 2013 due primarily to the revaluation of the warrant based on the increase in value of the underlying Preferred Stock, as well as additional interest expense incurred related to our borrowing arrangement in 2014. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of Common Stock as a result of the Acquisition and therefore no additional mark to market adjustments are required.

Income Taxes: We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss and Comprehensive Loss: Net loss and comprehensive loss increased from approximately $10.0 million for the nine months ended September 30, 2013 to approximately $18.0 million for the nine months ended September 30, 2014 due to the factors noted above.

Liquidity and Capital Resources

The Company began its medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Our management does not contemplate attaining profitable operations until 2017, nor is there any assurance that such an operating level can ever be achieved. Since inception, we have financed our operations primarily through private sales of preferred stock and borrowing arrangements totaling approximately $102.0 million, as well as limited revenues from the sale of our products.

We have incurred losses since inception and have an accumulated deficit of approximately $78.3 million as of September 30, 2014. As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.

On June 11, 2014, we entered into a Loan and Security Agreement pursuant to which the lender agreed to make available $10.0 million in the aggregate under two $5.0 million secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount of $5.0 million (the “Initial Promissory Note”) and is repayable over a term of 27 months beginning on July 1, 2015, including a twelve month interest-only period beginning on July 1, 2014. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. Pursuant to the terms of the Loan and Security Agreement, an additional $5.0 million is available to us until December 31, 2014 upon our completion of a qualified private placement which we closed in September 2014. No amounts have been drawn to date on the additional $5.0 million borrowing capacity. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. We are in compliance with our covenants at September 30, 2014.

At September 30, 2014, we had approximately $29.5 million of cash and cash equivalents, compared to approximately $9.8 million at December 31, 2013. Cash equivalents are comprised of highly liquid money market accounts.

In connection with the Acquisition transaction, we issued 1,000,000 shares of our Common Stock in exchange for $2 million of cash proceeds.

On September 12, 2014, we entered into the Purchase Agreement with multiple investors relating to the issuance and sale of shares of our Common Stock in a private placement. At the closing of the private placement on September 16, 2014, we sold an aggregate of 10,666,570 shares of Common Stock at $2.50 per share (the “Shares”), for an aggregate purchase price of approximately $26.7 million or net proceeds of approximately $25.5 million. We are using the net proceeds for sales and marketing, research and development, and general corporate purposes.

Pursuant to the Purchase Agreement, we agreed to use our best efforts to affect the registration of the Shares within a certain period of time. If the registration statement does not become effective within 90 days (or 120 days if reviewed by the SEC) of the initial filing, or ceases to be effective, or the investors are otherwise not permitted to utilize the prospectus in such registration statement to resell the Shares in accordance with the terms of the Purchase Agreement, we agreed, among other things, to pay to the investors 1.50% of each investor’s aggregate purchase price of the Shares for each 30-day period that the registration statement is not effective, up to a maximum of 10.0% of such aggregate purchase price.

We believe the net proceeds of approximately $25.5 million from the private placement which closed on September 16, 2014, and the additional borrowings of $5.0 million available to us under the Loan and Security Agreement completed in June 2014 will provide us the liquidity to meet our operating needs through 2015.

In summary our cash flows were as follows for the nine months ended September 30:

(In thousands)	2013	2014

Net cash used in operating activities	$(10,029)	$(12,808)
Net cash used in investing activities	$(373)	$(48)
Net cash provided by (used in) financing activities	$(10)	$32,531

Operating Activities: Operating activities used cash of approximately $12.8 million for the nine months ended September 30, 2014 compared to approximately $10.0 million for the nine months ended September 30, 2013. The approximate $2.8 million increase in the use of cash was due primarily to the increase in net loss, exclusive of the non-cash warrant revaluation, offset partially by favorable changes in working capital, including reduced inventory levels as well as an increase in accounts payable due to the timing of payments.

Investing Activities: Investing activities included the purchase of property and equipment in the aggregate amount of approximately $48 thousand for the nine months ended September 30, 2014 and approximately $0.4 million for the nine months ended September 30, 2013. The decrease was due to fewer required capital investments during the first nine months of 2014. We expect our capital expenditures for the remainder of 2014 to be approximately $0.5 million.

Financing Activities: For the nine months ended September 30, 2014, we issued shares of Common Stock in exchange for net proceeds of approximately $27.5 million in connection with the sale of shares to a private investor as well as a private placement of public equity. We also borrowed approximately $4.9 million, net of discounts, under a term loan arrangement. For the nine months ended September 30, 2013, we incurred approximately $10 thousand of offering costs related to the issuance of our previously issued preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

During the periods for which financial information is presented, management does not believe that the business and operations were materially affected by inflation.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of this standard to its consolidated financial statements.

Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to "opt out" of such extended transition period and, as a result, we will comply with such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” and is not required to include quantitative and qualitative disclosures about market risk.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act are accumulated and communicated to its management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In June 2014, we were in negotiations with a potential lender regarding terms of a proposed loan and security agreement. Negotiations were not successful and no transaction was consummated. We are currently disputing a break-up fee of $0.1 million related to the termination of negotiations and we could be liable for the break-up fee as well as additional costs and expenses. The outcome of this litigation is not expected to have a material adverse impact on the financial statements or financial condition of the Company.

Item 1A.	RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the quarter ended September 30, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Date of Document	Name of Document
31.1	11/19/14	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/19/14	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/19/14	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/19/14	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2014

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ David M. Handler
David M. Handler Chief Executive Officer

/s/ David W. Long
David W. Long Chief Financial Officer
Chief Accounting Officer

