Form 10-K/A
period 2014-03-31
Corindus Vascular Robotics, Inc.
filed 2015-01-12
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (52,000,000 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on September 30, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $0. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of June 23, 2014 was 52,000,000.

2

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 is being filed to correct the Form 10-K cover page. The Company does not have securities registered under Section 12(g) of the Securities Exchange Act of 1934. No other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 is hereby amended.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 12, 2015

CORINDUS VASCULAR ROBOTICS, INC.

	By:	/s/ David M. Handler
David M. Handler
Chief Executive Officer

4