Form 10-K
period 2014-12-31
Corindus Vascular Robotics, Inc.
filed 2015-03-30
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: The registrant was a voluntary filer of reports under Section 15(d) of the Securities Exchange Act of 1934 until January 14, 2015, at which time the registrant became a Section 15(d) filer; the registrant filed during the preceding 12 months all reports it would have been required to file by Section 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to such Section.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter and prior to the registrant’s reverse acquisition transaction, there were 52,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding, and 20,880,700 of such shares were held by non-affiliates. As there was no public market for the registrant’s Common Stock as of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $0.

As of March 27, 2015, there were 105,883,157 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements. For example, statements regarding our financial position, business strategy, product development and other plans and objectives for future operations, and assumptions and predictions about future product demand, research and development, marketing, expenses and sales, are all forward-looking statements. These statements may be found in the items of this Report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect, “ “potentially,” “plan,” “may,” “will,” “continue,” “forecast,” predict,” “could,” “would,” “should” and “expect,” or the negative of such terms or other comparable terminology. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this Report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

EXPLANATORY NOTE

Throughout this Report, the terms “Company, “ “we, “ “us” or “our” refer to Corindus Vascular Robotics, Inc., a Nevada corporation, together with our subsidiaries, Corindus, Inc., a Delaware corporation, and Corindus Security Corporation, a Delaware corporation. Where appropriate, content related only to Corindus, Inc., a Delaware corporation, is referenced as Corindus, Inc.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Report concerning our industry and the markets in which we operate, including information regarding our general expectations and market position, market opportunity and market size, is based on information from various sources and on assumptions that we have made based on such information and other similar sources and on our knowledge of the markets for our products. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors could differ materially from those expressed in the programs, assumptions and estimates made by third parties and by us.

PART I

ITEM 1.	BUSINESS.

Corporate Overview and History of Corindus Vascular Robotics, Inc.

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). Our first and current product, the CorPath 200 System, is the only vascular robotic system cleared by the U.S. Food and Drug Administration (“FDA”) to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures. While we are initially cleared for and are targeting PCI procedures, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including peripheral vascular, neurointerventional and other more complex cardiac interventions such as structural heart. As of December 31, 2014, we have installed 24 CorPath Systems in hospitals in the U.S. and two CorPath Systems in hospitals outside of the U.S.

Our Company was incorporated under the laws of the State of Nevada on May 4, 2011 under the name “Your Internet Defender Inc.”

On June 30, 2014, Susan Coyne purchased 31,119,200 shares of the Company’s Common Stock from Lisa Grossman and Gabriel Solomon, then serving as officers and directors of the Company, and certain other stockholders of the Company in private transactions. The Common Stock so purchased by Ms. Coyne represented 59.8% of the Company’s then-outstanding Common Stock. In conjunction with such change in control, Leah Hein was appointed as the Company’s sole officer and director and the Company accepted the resignations of Mrs. Grossman (as President and director) and Mr. Solomon (as Secretary and Treasurer).

On August 12, 2014, we closed (the “Closing”) a reverse acquisition transaction (the “Acquisition”) in which we issued an aggregate of 73,360,287 shares of our Common Stock for 100% of the outstanding shares of Corindus, Inc. Corindus Security Corporation was acquired by us in conjunction with the Acquisition pursuant to an Interest Transfer Agreement entered into between Corindus, Inc. and the Company. Immediately after the Closing, and pursuant to the terms of the Securities Exchange and Acquisition Agreement (“Acquisition Agreement”), entered into between the Company and Corindus, Inc., a majority shareholder of the Company prior to the Acquisition and another shareholder sold an aggregate of 31,143,700 shares of the Company’s Common Stock to the Company at par value (or an aggregate of $3,114) (the “Share Repurchase”). Immediately following the Closing, the former shareholders of Corindus, Inc. owned collectively 80% of the Company (on a fully diluted basis and after accounting for the Share Repurchase). As a result of the Acquisition, Corindus, Inc. and Corindus Security Corporation became our wholly owned subsidiaries. In connection with the Closing, the assets of our pre-Acquisition business were transferred to Lisa Grossman as repayment of outstanding indebtedness of the Company according to the terms of an existing promissory note issued to Mrs. Grossman on June 30, 2014 (the “Grossman Note”) and pursuant to a Spin-Out Agreement entered into in conjunction with the Acquisition. In conjunction with the Acquisition, the Board of Directors and management of Corindus Inc. became the Board of Directors and management of the Company and Ms. Hein resigned as a director and officer of the Company. Immediately following the Closing, the business of Corindus, Inc. became our sole focus and we subsequently changed our name to “Corindus Vascular Robotics, Inc.”

PCI History and Development; Occupational Hazards of Catheterization Labs

PCI, sometimes known as coronary angioplasty, is a non-surgical technique used to open stenotic (narrowed or blocked) coronary arteries found in coronary artery disease. Coronary arteries supply the heart muscle with blood. PCI requires the use of a cardiac catheterization suite (sometimes called a cath lab) with special equipment, x-ray capability and trained personnel. Usually, access to the patient’s heart and major blood vessels is obtained percutaneously through the femoral artery in the groin area. The artery is punctured through the skin with a special needle. Under x-ray guidance, a guide catheter is introduced through the femoral artery up to the aorta (large artery from the heart) and then gently advanced into the blocked coronary artery. The catheter and its devices are passed through the inside of the artery into an area of coronary artery narrowing or blockage. At the leading tip of this catheter, several different devices (such as a balloon, stent or cutting device) can be deployed. A balloon is used to open the coronary artery and restore blood flow. Usually at that time, a stent (a mesh-like tube that holds open the artery) is placed to maintain good blood flow through the damaged area.

PCI is the single highest-volume vascular intervention, with more than 2.5 million procedures performed on a global basis annually according to J.P. Morgan’s 2014 Interventional Cardiology Market Model. PCI can be used to relieve or reduce angina, prevent heart attacks and alleviate congestive heart failure and allows some patients to avoid open heart surgery, which often involves an extensive procedure and a long rehabilitation period.

The first PCI procedure, then known as percutaneous transluminal coronary angioplasty, was performed in Zurich in September 1977 by Andreas Gruentzig, a Swiss radiologist. The early procedures had limited success due to risks associated with the use of large guide catheters that could easily rupture the vessel, no availability of guidewires and large balloon catheters with low burst pressure points. From 1977 to 1986, guide catheters, guidewires and balloon catheter technology were improved, with slimmer profiles and increased tolerance to higher inflation pressure. Stents, first introduced in 1986, are now used in most coronary interventions. The utility of stents has substantially increased procedural safety and success, thus significantly reducing the need for emergency coronary artery bypass surgery.

While there has been significant innovation in the devices and diagnostic tools used in interventional cardiology procedures, the way the manual procedures are generally performed by physicians has remained virtually unchanged since the first procedure by Dr. Gruentzig over 35 years ago. In order to perform the procedure, a physician stands by the patient who is laying on the cath lab table. The physician wears cumbersome and heavy protective apparel containing lead to block exposure to the ionizing radiation of x-rays used in the procedure and thereby combat its adverse effects. Already under bodily strain, the physician must deliver constant x-ray exposures to view the different vessels, which provides visual guidance for manual manipulation of interventional devices inside the patient’s heart. In addition to these physical demands, the current manual methods of performing PCI procedures make it difficult for physicians to visualize and estimate the length of the blocked lesion that requires the treatment, often leading to improper device selection and poor placement accuracy.

Interventional cardiologists who perform vascular interventional procedures face life-threatening risks from excessive radiation exposure, may suffer significant occupational hazards and must overcome procedural challenges when performing traditional coronary interventions. The chronic ionizing x-ray radiation exposure to the physician’s eyes associated with traditional PCI can cause posterior lens opacities, early cataracts and cancer malignancies. Orthopedic injuries from standing for long periods of time while wearing heavy radiation protection are also common, as are chronic pain complaints and missed physician workdays. In light of these risks, several professional societies and governmental agencies worldwide have called for reductions in radiation to improve catheterization laboratory safety.

Research shows that interventional cardiologists experience among the highest levels of radiation exposure of any medical professional, which leads to increased risk for cancer and cataract formation in addition to increased levels of orthopedic strain from the use of heavy protective garments required to block such exposure. In a study of 36 physicians (of which 28 were interventional cardiologists) with brain tumors potentially linked to radiation exposure over their careers, 86% had left-sided tumors, indicating a correlation with the physician’s position at the cath lab table. Additionally, in a survey of interventional cardiologists conducted by the Society for Cardiovascular Angiography and Interventions, 42% reported spine problems (compared to the average rate in the general population of 2.3%) and 28% reported hip, knee or ankle problems and 33% were limited in their practices by these problems. Many hospitals will not allow female interventional cardiologists to practice during pregnancy, while others require them to wear lead protective gear with twice the typical thickness to protect from radiation exposure.

We believe that the future of interventional procedures, where the physician sits inside the cath lab within a radiation-protected interventional cockpit, will be greatly improved through the use of advanced robotic tools that provide (i) enhanced safety for the catheterization lab staff relative to radiation exposure, (ii) improved patient procedures through advanced precision, dexterity and visualization for the physician and (iii) an economically compelling solution for the hospital. We are pioneering the use of precision vascular robotics to achieve these goals and to improve the way that minimally invasive vascular interventions are performed.

Our Precision Robotics System

We design, manufacture and sell the CorPath System for use in interventional vascular procedures to bring precision and accuracy of the only FDA-cleared vascular robotic system to facilitate stent placement for PCI procedures by allowing a physician to measure, manipulate and advance devices with robotic precision. Additionally, our CorPath Systems allow the physician to perform PCI procedures with a control panel console located within an interventional cockpit. While we are initially approved for and are targeting PCI procedures, we believe our technology platform has the capability to be developed to address many segments of the vascular market in the future, including peripheral, vascular, neurointerventional and other more complex cardiac interventions such as structural heart.

The CorPath System enables the precise, robotic-assisted control of coronary guidewires and balloon/stent devices from the safety of a radiation-protected, interventional cockpit. The CorPath System consists of two components: a bedside unit and an interventional cockpit. The radiation-shielded cockpit features a simple-to-use console to precisely control the movement of guidewires and balloon/stent catheters. Using joysticks and touch-screen controls, the physician is able to measure lengths of portions of anatomy to help in selecting the appropriate stent. At the bedside, the CorPath System robotic drive and sterile, single-use cassette (“CorPath Cassette”) translate the physician’s commands into precise movements and manipulations of the coronary stents and catheters. The CorPath Cassette provides a single-use sterile interface with standard PCI guidewires and devices. The CorPath System empowers physicians with precise sub-millimeter measurement and 1mm advancement accuracy. By optimizing stent selection and positioning, the CorPath System enables the deliberate advancement of devices, provides the ability to lock the guidewire and balloon/stent in place during device deployment and helps to ensure that there are no unintended wire/device movements during the procedure.

The CorPath System allows the interventional cardiologist to perform the procedure while seated in an ergonomic and comfortable position in a radiation-protected cockpit positioned as close as a few feet away from the patient. Our radiation shielded cockpit provides a reduction in radiation exposure for the primary operator as compared to levels found at the traditional table position for manual procedures. The cockpit allows the physician to control the procedure while seated outside of the radiation field without the need for heavy protective wear. The Percutaneous Robotically-Enhanced Coronary Intervention Study (the “PRECISE Study”) published in the Journal of American College of Cardiology Journal, which we sponsored, demonstrated a 95% reduction in radiation exposure to the primary operator. The CorPath System also provides physicians with visualization of the procedure through the eye-level placement of monitors in the cockpit. These improvements can greatly reduce physician fatigue and could potentially extend a physician’s medical career. A photo of our CorPath 200 System appears below.

Overview of Industry and Market

Vascular Market

We developed vascular robotic technology to provide physicians with protection from the occupational hazards of the cath lab and to provide them with robotic precision while executing vascular procedures. Our initial indication for use of the CorPath System is for PCI procedures. We believe our technology can be applied to various vascular clinical applications and markets, including peripheral, vascular, neurointerventional and structural heart, and we may decide to pursue these markets in the future.

Coronary Market (PCI)

Our current target market is all cardiac cath labs in the U.S. The IMV 2013 Cardiac Cath Lab Market summary report estimates that there are more than 3,250 cath lab rooms in the U.S. performing PCI procedures, which represents approximately 40% of the global market of more than 8,000 PCI cath lab rooms. According to the J.P. Morgan 2014 Interventional Cardiology Market report, there are over 2.5 million PCI procedures performed worldwide each year and approximately 940,000 procedures performed each year in the U.S. The portion of the U.S. cath lab rooms qualifying as customers likely to purchase our product is difficult to ascertain because potential customers are determined by our sales team on a case-by-case basis and is somewhat subjective based on the priorities of each individual facility. Cath lab patient volume has decreased over the past several years, leading to increased competition for patients.

Peripheral Vascular Market

According to Millenium Research Group’s 2013 report on U.S. Markets for Peripheral Devices, approximately 1.7 million peripheral vascular procedures are performed annually worldwide (approximately 40% of those in the U.S.) and the annual procedure volumes are expected to grow to over 2.3 million procedures worldwide by 2018. While some peripheral procedures are conducted in cath labs that also conduct PCI procedures, IMV’s 2012 Interventional Angiography Lab Market summary report estimates that there are over 3,500 non-PCI peripheral vascular labs worldwide which represent incremental CorPath System placement opportunities beyond PCI.

Neurointerventional Market

Medtech Insight’s 2011 report on U.S. Markets for Neurosurgical and Neurointerventional Surgical Products estimates that 395,000 neurointerventional procedures are performed each year, 160,000 in the U.S. and 235,000 internationally, and that the annual volume will grow to an estimated 720,000 worldwide procedures by 2018. The number of incremental, dedicated system worldwide sales opportunities exceeds 400 labs, with 40% in the U.S. and 60% outside the U.S. (“International”).

Structural Heart Market

The number of structural heart procedures has been growing and is expected to continue to grow significantly, with an estimated 40,000 worldwide procedures currently performed annually (25% U.S., 75% International) expected to grow to an estimated 120,000 annual structural heart procedures by the year 2018, according to a 2013 clinical report in the Journal of the American College of Cardiology.

Our Business Model

Our business model involves the sale of a durable robotic system and a repeat consumable. After the sale and installation of the CorPath System in a cath lab, we provide customer support through training and sales of our CorPath Cassette, which provides a sterile interface with standard PCI guidewires and devices. The CorPath Cassette is consumed and replaced for each new patient procedure. The use of the CorPath Cassettes represents opportunity for recurring revenue for each PCI procedure using the CorPath System. We also sell service contracts providing various levels of ongoing service. Over time, we expect to have follow-on sales related to the CorPath System to offer and install robotic system upgrades with more features and new applications.

Our current product line is marketed and sold by our direct sales team that calls on interventional cardiologists, catheterization lab departments and executive administrators in hospitals across the U.S. To drive sales of our CorPath System and our CorPath Cassette, we employ two different types of sales representatives in the field. Our Regional Sales Managers (“RSMs”) focus on selling CorPath Systems and our Clinical Account Managers (“CAMs”) focus on clinical training and selling the CorPath Cassettes as well as associated disposable accessories, which are designed to maintain a sterile environment when using our products in a cath lab.

The RSMs are responsible for identifying potential customers for purchasing CorPath Systems in the more than 3,250 cath lab rooms performing PCI in the U.S. The RSMs may sell the CorPath System as a capital sale or through third-party financed leasing or rental programs. In limited circumstances, we will enter into strategic CorPath System utilization agreements, where we will sell CorPath Cassettes under a CorPath Utilization Program (“CUP”), which is a multi-year arrangement that involves the placement of a CorPath System at a customer’s site free of charge and the customer agrees to purchase a minimum number of cassettes each month at a premium over the regular price. The RSMs are also responsible for selling service contracts for the CorPath System. The RSMs report directly to our Vice President of Sales and Service and have experience in sales to interventional cath labs. The RSMs are supported by our marketing department, which provides them with leads and sales opportunities garnered through direct marketing activities at interventional cardiology conferences, online webinars, regional seminars and trade journal advertising. Our marketing department also provides the RSMs with the sales tools and marketing resources to help persuasively convey the value proposition of the CorPath System.

Our CAMs focus their efforts on selling our CorPath Cassettes and other associated disposable accessories designed to maintain a sterile environment when using our products in a cath lab. They are responsible for increasing their account sales through new orders and repeat consumable sales within their specific accounts. The CAMs build important relationships throughout the CorPath System installed base accounts, including with the interventional cardiologists, the cath lab technologists, nurses, cath lab directors, schedulers, purchasers and administrators. The CAMs are responsible for ongoing training and development of the CorPath System installed base accounts to build successful CorPath robotic programs and expand its usage across physicians. The CAMs are also responsible for ensuring purchase orders are obtained and that appropriate inventory levels are maintained on site.

Driving Utilization of the CorPath System

Following the initial sale of a CorPath System to a hospital, we provide enhanced training to the primary physicians and cath lab techs responsible for launching the program and then work to secure an increase in the number of cases performed over time. Subsequently, we expand training to the next group of physicians who use the system. We consistently focus our efforts to make sure that the system is well integrated into the customer’s everyday workflow within the cath lab. Dedicated sales and marketing efforts support awareness and use of the CorPath System. Utilization support comes both from encouraging the use of the system within customer accounts and by providing materials to educate general cardiologists and patients on the availability of the CorPath System at the customer site and in their geographical area.

The CorPath System uses a proprietary single-use sterile cassette, which is the source of recurring revenue as use of the CorPath System continues and increases. After a CorPath System is installed and initial training is complete, we provide ongoing support in order to increase customers’ familiarity with system features and benefits with the goal of increasing usage of the CorPath System.

Service Revenue

One year of customer support and warranty is included with the sale of each CorPath System. Thereafter, we sell service contracts under which we continue to provide support after the one-year period. We anticipate that service beyond the basic warranty will become an increasingly important additional source of revenue.

Our Growth Strategy

Our goal is to ensure that the robotic-assisted procedure becomes the standard of care for interventional procedures by providing unsurpassed protection for cath lab staff and being the leading precision robotic technology for patient procedures. We are working with selected customers around the country to establish CorPath System centers of excellence. These centers allow us to bring prospective customers to visit a hospital and cath lab that has previously installed a CorPath System. The site visit will allow the prospective customer the opportunity to see the system installed and in use. It provides the opportunity to discuss the benefits of the system with the hospital staff, including interventional cardiologists, technologists and administrators, and view the work flow of the system in a real life clinical setting. We have successfully conducted such visits at several sites around the country and will continue to expand in the future.

We intend to establish our Company and technology as the brand that cares about and supports the physician and cath lab staff by leading the industry in providing solutions that address and remedy their occupational hazards. By promoting safety and providing awareness of occupational hazards in the cath lab and supporting education about solutions, we hope to become the preferred source for customers seeking to improve the safety of their operations.

A second prong of our growth strategy is to expand into new clinical segments. In addition to our objective to make the CorPath System the premier standard for PCI procedures, we may decide to pursue additional vascular interventional applications for our vascular robotic-assisted technology. Our closest adjacent opportunity is in peripheral vascular procedures performed by interventional cardiologists, vascular surgeons and interventional radiologists. These procedures treat vascular disease in non-coronary areas like the patient’s legs. These procedures are often quite lengthy and they expose physicians to x-ray radiation for extended periods of time. The peripheral vascular procedure market has been growing rapidly and is projected to grow at a compound annual growth rate, or CAGR, of 5.9% based on iData’s October 2013 Research Report: “US Markets for Peripheral Vascular Devices and Accessories.”

Further expansion into neuro-interventional procedures to treat stroke, brain aneurysms and other diseases of the head and neck could allow us to leverage precision robotic-assisted tools into these highly accurate procedures which are very well reimbursed.

Another area of future growth is the emerging market of structural heart procedures. This market segment is experiencing rapid growth due to the advent of new catheter-delivered medical devices that are replacing open surgical procedures. One of the most prominent new devices in this market is the transcatheter aortic valve. The transcatheter aortic valve replacement (“TAVR”) procedure requires very complex integration of a variety of imaging modalities and precise deployment of the device. Our interventional cockpit and robotic-assisted control could potentially provide significant benefits to the execution of TAVR procedures.

Any of these potential applications would require additional clinical trials and various levels of research, engineering, software development, product development, system modifications and regulatory approvals.

An integral part of our growth strategy is to expand commercialization beyond the U.S. marketplace. Opportunities outside of the U.S. represent over 60% of the global procedure volume and are growing at a rate faster than the U.S. market. We intend to expand into and penetrate these new geographical international markets over time by leveraging our product development, clinical research and regulatory approvals gained in the U.S. Our initial international target markets include the Middle East, Northern Europe and Japan. Our current CE Mark for the CorPath System should allow for an easier entry into European and Middle Eastern markets. The Japanese market will require specific regulatory approval.

Research and Development

We have built a leading research and development (“R&D”) team comprised of experienced medical device engineers and robotics engineers dedicated to the development of sophisticated robotics systems, including hardware, software, algorithms and radiation shielding and sterile devices to assist physicians in the performance of interventional procedures. We expect our R&D investment to continue to expand the capabilities of our technology to provide more robotic-assisted capabilities for interventional physicians. Additional programs may include the expansion into new clinical areas, such as peripheral vascular, neurointerventional and structural heart procedures, and the ability to manipulate a wider range of devices.

In addition to expanding the capabilities of the CorPath System, we will continue to invest in the design of system manufacturability improvements which we expect to result in a smaller and lower cost system and cassette. The engineering function will use Design for Manufacturability and Assembly (“DFMA”) processes in an effort to reduce costs. DFMA is the combination of two methodologies: Design for Manufacture, which means the design for ease of manufacture of the parts that will form a product, and Design for Assembly, which means the design of the product for ease of assembly. DFMA is used as the basis for concurrent engineering studies to provide guidance to the design team in simplifying the product structure to reduce manufacturing and assembly costs and to quantify improvements. DFMA is a component of lean manufacturing.

Research and development expense amounted to approximately $4.8 million and $6.6 million for the years ended December 31, 2013 and 2014, respectively.

Clinical Studies

We are dedicated to continually advancing robotic-assisted PCI through the publication of clinical data supporting the CorPath System’s value and applicability. We are working with several leading institutions to conduct clinical research activities to further collect evidence regarding the applicability and benefits of robotic-assisted PCI. We are committed to collaboration with prominent interventional cardiologists to build evidence for the benefits of robotic-assisted PCI. We intend to continue to pursue opportunities to develop further evidence for the benefits of the CorPath System in practice. An important component to making the CorPath System the standard of care in the cath lab will be to demonstrate the clinical benefits and applicability of the CorPath System and the advancement of robotic-assisted procedures.

First in Man Trial

In April 2011, we sponsored the First in Man Trial for the CorPath Robotic-assisted PCI System, which was published in the Journal of the American College of Cardiologists. This clinical study enrolled eight patients with coronary artery disease who required a PCI procedure at the Corbic Research Institute in Envigado, Colombia. All patients were treated for a single de novo coronary lesion up to 25mm in length located in a vessel 2.5-4.0 mm in diameter. The procedure was successfully completed in all eight patients utilizing the CorPath System to advance coronary guidewires and perform the intervention, and there were no reported device or procedure-related complications or major adverse events. Operator radiation exposure was 97% lower with the use of the CorPath System in comparison with levels found at the standard table position.

CorPath PRECISE Study

We sponsored the PRECISE Study aimed to evaluate the safety and effectiveness of the clinical and technical performance of the CorPath System in the delivery and manipulation of coronary guidewires and stent/balloon devices for use in PCI procedures. We sponsored the PRECISE Study under Investigational Device Exemption (“IDE”) approval from the FDA to obtain 510(k) clearance. The PRECISE Study was a prospective, single-arm, multi-center, non-randomized study of the CorPath System. We enrolled 164 patients who were evaluated at nine clinical sites (eight in the U.S.). The PRECISE Study was conducted under Principal Investigators Dr. Giora Weisz, MD Associate Professor of Medicine at Columbia University Medical Center and Chairman of Cardiology, Shaare Zedek Medical Center, Jerusalem, Israel, and Dr. Joseph Carrozza, Chief of Cardiovascular Medicine at St. Elizabeth’s Medical Center in Boston. Physicians participating in the study did not receive any direct financial compensation. Results of the PRECISE Study were published in the April 2013 issue of the Journal of the American College of Cardiology and reported a successful PCI completion with use of the CorPath System in 162 of the 164 cases. In each of the two cases in which the PCI procedure was not completed, the interventionalist left the CorPath cockpit to complete the procedure manually, resulting in an incomplete use of the CorPath System. The average radiation exposure to the cardiovascular interventionalist decreased by 95.2% in comparison with levels measured at the location where manual procedures are normally conducted during standard interventions. The overall rate of clinical procedure success was 97.6%, with 100% of patients achieving post-procedure stenosis of less than 30% (as evaluated by a Core Laboratory), and 97.6% of patients had an absence of Major Adverse Cardiac Events (“MACE”). The four MACE events that did arise in the PRECISE Study were cardiac enzyme elevations without symptoms. There were no device-related complications.

CorPath PRECISION Registry

We recently launched the PRECISION registry, a multicenter post-market registry for the evaluation of the CorPath System’s effectiveness in PCI procedures. PRECISION aims to collect data on the regular use of the CorPath System. We are interested in learning about the patterns of the CorPath System’s use, safety and effectiveness from an all-comers’ perspective. There are currently nine sites participating in the PRECISION registry, which is being conducted under the leadership of Dr. Weisz. Each site achieves approval to participate in the PRECISION registry from its hospital Internal Review Board as part of their regular clinical research approval process. We plan to continue to add to the PRECISION registry new sites which are capable of clinical research. Data for the registry is collected and monitored through industry-standard clinical research procedures.

Robotically-Assisted Peripheral Intervention for peripheral arterial Disease Study (RAPID)

On February 2015, we launched the Robotically-Assisted Peripheral Intervention for peripheral arterial Disease Study (RAPID) to evaluate the safety and performance of the CorPath 200 System for use in percutaneous vascular interventions. The CorPath System is currently indicated by the FDA for PCI only. The RAPID trial is a single-arm, single center study and is currently enrolling patients at the Medical University of Graz in Graz, Austria. The RAPID trial is led by Prof. Dr. Marianne Brodmann, MD, a leading researcher within the university’s Division of Angiology, in combination with Prof. Dr. Hannes Deutschmann, of the Medical University of Graz Department of Radiology, and study chairman, Dr. Ehtisham Mahmud, director, Sulpizio Cardiovascular Center-Medicine, UC San Diego. The trial is a prospective, single-arm, single-center study that will enroll up to 20 patients to assess the safety and effectiveness of the CorPath System in recanalizing lower extremity arterial blockages during peripheral angioplasty procedures.

Our Current Product Line

Our flagship and current product, the CorPath 200 System, brings the precision and accuracy of robotic technology to PCI procedures performed in an interventional cath lab. The CorPath System is intended for use in the remote delivery and manipulation of coronary guidewires and rapid exchange balloon/stent catheters during PCI procedures. There is no contraindication for the use of the product in PCI procedures.

The CorPath System enables the precise, robotic-assisted control of coronary guidewires and balloon/stent devices from the safety of a radiation-protected, ergonomic interventional cockpit. The CorPath System consists of two components: a bedside unit and an interventional cockpit. The radiation-shielded cockpit features a simple-to-use control console to precisely control the movement of guidewires and balloon/stent catheters. The bedside unit translates the physician’s commands into precise movements and manipulations of the coronary stents and catheters contained in a single-use cassette.

The CorPath Cassette provides a sterile interface with standard PCI guidewires and devices and is replaced for each new patient procedure.

In July 2012, we received 510(k) clearance for the CorPath System and initiated a limited commercial launch in the U.S. While we are initially targeting PCI procedures, we believe our open platform technology is capable of addressing all segments of the vascular market, including peripheral, vascular, neurointerventional and other more complex cardiac interventions such as structural heart (subject to securing appropriate regulatory approvals).

Products in Development

Our product is tailored to maximize penetration and adoption of our CorPath System technology while providing the best clinical outcomes to our customers and their patients. Our vision for the future is to provide physicians with a complete tool box to robotically perform any interventional procedure desired. We are seeking to expand our penetration within PCI to more complex cases. As we see robotics as the center of the lab, we will continue to integrate other technologies into our robotic system to enable a complete solution for physicians. In order to accomplish this goal, we may investigate proprietary devices, imaging integration and electronic medical record integration while continuing to optimize the workflow in the lab and the remote program we have launched.

Installed CorPath Systems and Backlog

As of December 31, 2014, there were 24 CorPath Systems installed in hospitals across the U.S. and two installed at international locations. Physicians and their teams in these locations have received training and procedures are currently being performed. Currently these sites have between one to three primary physician CorPath System users. CAM’s visit installed sites regularly to support current users and also to expand usage to new targeted users.

Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. Our intellectual property (“IP”) portfolio covers aspects of our CorPath System and Cassettes, as well as other technology that we have under development, and is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, patents, trademarks and contractual restrictions to protect our products and to maintain our competitive position. We are seeking other ways to protect our intellectual property through various legal mechanisms in relevant jurisdictions.

Our researchers and engineers work closely with our patent counsel to protect their inventions and intellectual property with patents issued around the world. We believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems and consumable devices.

We own a total of 30 patents and have 53 pending patent applications. Of these, we had 14 issued U.S. patents and 32 pending U.S. patent applications and 16 granted foreign patents and 17 pending foreign applications. The granted foreign patents are in France, Germany, Italy, Israel, the Netherlands and the United Kingdom. The pending applications are in Europe (through applications filed in the European Patent Office), India and Japan. Additionally, there are four Patent Cooperation Treaty applications pending. Our granted patents begin expiring in 2018, and continue to expire through 2030.

Our patents cover, among other things, technology related to robotic control of interventional devices, and the control of the CorPath System, including, but not limited to, the graphical and user interface, function and design of the CorPath Cassette, image-guided navigation for catheter-based interventions, measurement of the length of a structure, and radiation-protected work stations.

In addition to our existing patent coverage, we continue to invest in product development and new IP to further enhance the capabilities of the CorPath System for PCI and other vascular applications. Relative to our current and future portfolio, we believe it will be costly and technically difficult to reverse engineer our products.

We intend to actively protect our intellectual property with patents, trademarks, trade secrets or other legal avenues for the protection of intellectual property. We intend to aggressively prosecute, enforce and defend our patents, trademarks and proprietary technology. The loss, by expiration or otherwise, of any one patent may have a material effect on our business. Defense and enforcement of our IP rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued or licensed to us will be successfully challenged. For example, a court may find that we are infringing on validly issued patents of third parties or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

Sales and Marketing

We market, sell and support our products in the U.S. through our direct sales force of RSMs with support from our CAMs who provide training and clinical support to our customers. Our direct sales force is the primary distribution channel for CorPath System sales.

We have a direct sales force, clinical sales and support team and headquarters-based marketing team. Our sales and marketing program includes two important steps: selling CorPath Systems to the customer and then leveraging our installed base of systems to drive recurring sales of cassettes and service.

Sales targeting is based on segmentation to identify customers who are likely to purchase and utilize the CorPath System and customers who are likely to be influencers in their region which will help fuel further growth. All hospitals with cath lab rooms that perform PCI procedures are potential customers for a CorPath System. The portion of the approximately 3,250 cath lab rooms in the U.S. that will qualify as customers likely to purchase a CorPath System is difficult to ascertain because potential customers are determined by our sales team on a case-by-case basis and is somewhat subjective based on the priorities of each individual physician and hospital facility. We believe customers that are likely to purchase our product meet a critical criteria profile including (i) an awareness of the dangers faced by interventional cardiologists due to radiation and ergonomic issues in the cath lab, (ii) a practice volume large enough to economically support the CorPath System, (iii) hospital financial health that allows for the capital or operational expenditure for a CorPath System and (iv) regional competitiveness that demands the implementation of new technology.

Our sales effort begins with the interest of an influential physician; and, therefore, our marketing efforts are primarily directed toward interventional cardiologists. Our primary marketing objective is to raise awareness about the CorPath System and its features and benefits among our target customers.

Marketing awareness activities target two strategies:

1)	General awareness – build knowledge and understanding of the value that the CorPath System brings to the cardiology community, focused initially on awareness from interventional cardiologists; and

2)	Targeted awareness – using data analysis to identify a target segment of customers (hospitals and physicians) for additional marketing and sales focus.

Physician Benefits

The cath lab is a hazardous work environment where interventional cardiologists are exposed to radiation on a daily basis. Physicians face two significant risks in the cath lab: damaging radiation exposure despite the use of heavy lead protective aprons and orthopedic strain due to wearing such protective garments while working in ergonomically compromising positions. Each of The International Agency for Research on Cancer (part of the World Health Organization) and the U.S. Environmental Protection Agency independently recognize that ionizing radiation, such as x–rays, can cause cancer and have classified such radiation as a “known carcinogen.” The primary method recommended to partially protect oneself from radiation exposure in the cath lab environment entails wearing more than 20 pounds of lead while leaning over a patient’s table, which leads to interventionalist disc disease of the spine as well as knee, hip and neck injuries. Our CorPath System can limit these risks as evidenced by the results from our PRECISE Study, which demonstrated a 95% reduction in exposure to radiation obviating the need to wear lead during the procedure.

Clinical Benefits for Patients

Although more than 940,000 PCI procedures are performed annually in the U.S., interventionalists continue to face challenges of poorly selected or misplaced stents. Currently, PCI procedures are performed by interventional cardiologists who approximate lesion length using techniques of subjective visual estimation and tactile feel to position the stent. Published data from the Impact of Stent Deployment Procedural Factors on Long-Term Effectiveness and Safety of Sirolimus-Eluting Stents (“STLLR”) trial in 2008, a study designed to specifically examine PCI stent placement accuracy, shows that nearly 50% of coronary stent placements are not accurately positioned within the lesion using this technique. The clinical impact of longitudinal geographic miss includes complications such as re-occlusion that compels repeat intervention. The CorPath System presents a new option to interventional cardiologists with the potential to optimize clinical outcomes by providing enhanced visualization, precise anatomical measurement and improved control for optimal stent positioning. Using the CorPath System, physicians can (i) consistently measure the anatomy with sub-millimeter accuracy, helping them to choose the correct stent for each patient, (ii) move the guidewire straight into the vessel at the proper angle, potentially leading to a shortened procedure for the patient, (iii) view an enhanced, close-up view of the patient’s vessels and arteries for the entire procedure and (iv) lock the guidewire and balloon/stent in place during device deployment, helping to ensure no unintended wire/device movements during the procedure which could adversely affect the patient.

Hospital Benefits

Hospitals face increasing pressure to maintain or grow cath lab procedure volumes. By offering a differentiated service, such as robotic-assisted PCI, we can help a facility grow its business. As demonstrated with robotic surgery, hospitals that adopt and promote the technology can benefit in the form of additional patients and procedures.

Target Customers

The Interventional Cardiologist

The physician is a key decision maker in the evaluation and adoption of new technologies in the interventional cath lab. There are approximately 5,200 active interventional cardiologists in the United States, according to a 2013 article in the Catherization and Cardiovascular Interventions journal, who are estimated to perform in the aggregate more than 940,000 PCI procedures per year. Interventional cardiologists tend to incorporate technology into their practice and are very focused on products that improve patient care and clinical outcomes. Additionally, interventional cardiologists experience unique occupational risk from their work environment, with the largest exposure to radiation of any medical professionals. To offset this risk, interventionalists wear heavy lead protection exposing them to a higher risk of orthopedic injuries and resulting pain.

The CorPath System allows physicians to measure anatomy with sub-millimeter accuracy and manipulate the interventional device in 1mm increments and with precise 30-degree rotational movements. The capability to accurately control and deliver treatment, using a wire and stent of their choice, allows physicians to optimize their PCI procedures and potentially provide better clinical outcomes for their patients. Specifically, the additional precision can potentially minimize longitudinal geographic miss which has been demonstrated in the STLLR trial to correlate to a 2.3 times greater chance of needing to revascularize the target vessel in the first post-procedure year.

In addition, because physician safety is a growing concern (e.g., studies have shown an increased presence of left-sided brain tumors due to occupational radiation exposure), the ability of the CorPath System to reduce the level of occupational radiation will continue to be a key marketing message. The safety aspect of the device may be a key selling feature as more physicians become employed by healthcare groups which will need to address these concerns to avoid potential workers’ compensation claims and reduce insurance costs. Thus, messaging to physicians will focus on the ability of robotic-assisted PCI to improve procedures that can potentially lead to better clinical outcomes and the protection of physicians from radiation and orthopedic issues.

The Hospital Administrator

In this era of economic pressure, purchasing decisions by hospitals must be carefully evaluated to ensure an associated cost benefit. In the case of our products, hospital administrators must be convinced of both the clinical benefit and the economic benefit of having procedures performed using the CorPath System.

Cath lab patient volume has decreased over the past several years which has led to increased competition for patients. Recent data has shown that sites that adopt robotic-assisted surgical procedures, such as prostatectomy, have been able to attract increased patient volumes. Similarly, by using the CorPath System to promote technological leadership in the field of advanced robotics, hospitals can more easily attract and retain physicians while also increasing patient volume.

Customers purchasing our elective Comprehensive Continuity Support program have access to our valuable CorPath Hospital Marketing Program. This broad-based program is a tool kit designed to assist our customer hospitals in launching their own vascular robotic-assisted program using the CorPath System as a tool to market the hospital’s quality and commitment to patient care and innovation. The tool kit contains both the programmatic and content elements designed to (i) plan, initiate, and execute public relations and outreach campaigns, (ii) influence and change referral patterns to improve market share in the hospital’s catchment area, (iii) promote the benefits of our innovative robotic technology to hospital personnel and patients, and (iv) develop substantial community awareness of the technology and the physicians employing it.

Product Acquisition Models

Our typical hospital customer purchases the CorPath System through the hospital’s capital equipment process and subsequently purchases CorPath Cassettes on an as-needed basis. We recently introduced a program for our customers to finance their purchase and are able to seamlessly facilitate a lease or rental for our customers with a third-party financing company. We have also provided a limited number of strategic CUPs, which allow customers to use the CorPath System in exchange for paying a premium price for the consumables. To date, we have five CUPs, which expire at various dates between November 2016 and June 2017. Our revenues recognized under the CUPs have not been significant, representing 18.8%, and 30.4% for the years ended December 31, 2013 and 2014, respectively, of our total revenues from the sale of consumables and 4.3% and 5.9% of our total revenues for the years ended December 31, 2013 and 2014, respectively.

Competition

We currently do not face any direct competition for robotic-assisted PCI as the CorPath System is the only FDA-cleared device for this indication. We have some indirect competition in regard to other interventional procedures. There are three companies which make vascular robotic systems for electrophysiology procedures; Hansen Medical, Catheter Robotics and Stereotaxis. Hansen Medical also has a system used for peripheral vascular procedures. If the indications for use of the CorPath System expand in the future, they may become a direct competitor for those procedures. Our primary focus today is on converting customers from the traditional manual PCI procedure to the CorPath System PCI procedure.

The medical device industry, however, is very competitive and subject to significant technological changes. Our potential competitors may develop products, treatments or procedures that are similar, more advanced, safer or more effective than ours. We expect to face competition from many different sources with respect to our existing products and products that we may seek to develop or commercialize in the future.

Seasonality

Our CorPath System sales and purchase order cycle may typically take from 6 to 15 months due to the capital budgeting cycle and approval process at each hospital. Because it is a capital item, such a purchase generally requires the approval of senior management of hospitals, and sometimes their parent organizations, purchasing groups, and/or government bodies, as applicable. In addition, hospitals may delay or accelerate purchases of the CorPath System in conjunction with timing of their capital budget timelines. As a result, while it is difficult for us to precisely predict the exact timing of capital sales for each purchase, we believe that our sales may tend to be heaviest during the third month of each fiscal quarter and heavier in the fourth fiscal quarter.

Timing of PCI procedures and changes in the PCI procedure market could directly affect the timing of the purchase of our products by hospitals. It is likely that adoption of our products will be more challenging in the third quarter of each year when new interventional fellows join the staff at several of our hospital customer sites. As they are untrained with respect to cath lab skills and patients’ cases, they may be devoted to their manual training techniques rather than use of the CorPath System. In the longer term, this risk should be mediated by the limited number of fellows programs relative to hospitals performing PCI procedures.

Additionally it should be noted that PCI procedure volume is generally slower during the summer months due to several seasonality effects including that of temperature on coronary heart disease.

Customer Service

Our goal is 100% customer satisfaction by consistently delivering superior customer experiences before, during, and after the sale. To achieve this goal, we maintain a headquarters-based customer support service team supplemented by our field-based CAMs. Our customer support service team primarily handles all order processing for consumables to ensure that new orders arrive before inventories are depleted. We are committed to providing prompt service for repairs to equipment in order to keep customer uptime at maximum levels. Our CAMs are field-based and are at customer sites on a regular basis to support their needs including on-going training in and outside of the lab. All of our customer service representatives receive regular training so that they can effectively and efficiently field questions from current and prospective customers.

Our Return Policy; Guarantee

Neither our equipment, once installed, nor our single-use cassettes, are returnable or refundable. We stand behind the quality of our products. We value frequent communication with and feedback from our customers in order to continue to improve our offerings and services.

By minimizing stent utilization, the use of the CorPath System has the potential to bring significant clinical, safety and financial benefits to a hospital. To demonstrate our commitment to the benefits of our robotic CorPath System, we offer our hospitals a unique, stent utilization efficiency program called the CorPath One Stent Program. For each eligible CorPath System procedure in which a second unplanned stent is used, we currently provide a credit to the hospital of $1 thousand to be used toward the purchase of additional cassettes. These credits have not been significant to date.

Raw Materials for Our Products

We acquire all raw materials for our products from a group of third-party suppliers. These suppliers may be manufacturers of custom components or distributors of commodity, off-the-shelf, components. Whenever possible, secondary sources for the materials are identified and maintained on our Approved Supplier List. To be included on our Approved Supplier List, suppliers must pass the requirements of our documented Supplier Approval Process.

Availability of and Dependence upon Suppliers

We own all of the designs of all of the custom components used in our product. This allows us to source components which minimize risk of patent infringement or risk of sale to any other manufacturer. We are able to source components at any supplier that has the technical capability to manufacture them. Some of the items we use are off-the-shelf components which can be sourced on the open market and have very little risk in terms of supply and design change. We continually review our supply base for cost and delivery capacity and make adjustments as necessary. Currently, the cockpit for our CorPath System is manufactured by a single source; however, we believe that there are other companies who are able to manufacturer the cockpit to our specifications. We are not under an exclusive contract with this single source provider and anticipate that in the future our cockpits may be manufactured by another source entirely or by multiple sources as demands for our products increase.

Manufacturing of Our Products

The CorPath System and CorPath Cassettes are manufactured in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”) for medical devices. Our product was cleared by the FDA for commercial sale using the 510(k) process in 2012 and our Waltham, Massachusetts facility is the registered place of manufacture.

With the exception of our cockpit, which is manufactured by an outside source, all of our manufacturing is categorized as light assembly and is performed by trained personnel in our facility. The single-use cassette is manufactured in an International Organization for Standardization (“ISO”) Class 8 clean room. This room is monitored, controlled, and operated according to ISO Class 8 and associated FDA guidelines. Finished products are stored in our facility and shipped directly to the customer. No special environmental controls are required for the storage of our product.

Quality Control for Our Products

A quality assurance team establishes procedures for process control and tests products at various stages of the manufacturing process to ensure we meet product specifications and that our finished products are manufactured in compliance with FDA Quality System Regulations (“QSR”). We inspect incoming components and finished goods per established procedures. Prior to shipment of the product to customers, the quality assurance team reviews our manufacturing record, to ensure it meets established process control requirements and product specifications.

Our quality procedures are designed to meet or exceed current FDA regulations and ISO 13485 for compliance with CE Mark requirements. Our production requirements are established to meet product specifications cleared by the FDA and ensure safety of the patients and performance expected by the end users. Our quality system is routinely audited by an internal auditor team and annually assessed by BSI Group for Quality Management System (“QMS’) and CE certification. BSI Group is an independent entity, which assesses the compliance of the QMS to ISO 13485 and CE Mark requirements and, upon establishing compliance, provides CE certification (the “Notified Body”).

Government Regulation

U.S. Medical Device Regulation

Our products and operations in the U.S. are subject to extensive and rigorous regulation by the FDA. The FDA regulates the development, testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, distribution and service of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. Under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), medical devices are classified into one of three classes (Class I, Class II or Class III), depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

Class II devices are those which are subject to general controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process. The process required by the FDA before a Class II device may be marketed in the U.S. may involve the following:

•	Development of comprehensive product description and indications for use.

•	Completion of extensive preclinical tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations.

•	Comprehensive review of predicate devices and development of substantial equivalence to the predicate devices.

•	If appropriate and required, get appropriate approvals for clinical trials (IDE submission and approval may be required for conducting a clinical trial in the US).

Clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“GCPs”) which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. A protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required for a clinical trial. The protocol is reviewed and approved by the participating hospital’s Institutional Review Board (“IRB”) before the clinical trial can be initiated at the site. Additionally, the IRB must monitor the study until complete. Any subsequent protocol amendments must be submitted and approved by the IRB.

•	Assuming successful completion of all required testing, a detailed 510(k) application is submitted to the FDA requesting clearance to market the product. The application includes all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

•	A clearance letter from the FDA authorizes commercial marketing of the device for specific indication for use.

•	After regulatory clearance, we are required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, trending and relevant corrective actions. Also, quality control and manufacturing procedures must continue to conform to QSR. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which imposes extensive procedural, substantive, and record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSRs and other aspects of regulatory compliance.

While not anticipated, future FDA inspections and Notified Body audits may identify compliance issues at our facilities that may potentially disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a device or failure to comply with applicable requirements may result in restrictions on manufacturing and distribution of the device, including withdrawal/recall of the device from the market, or FDA-initiated or judicial action that could delay or prohibit further marketing. Newly identified safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and/or contraindications, and also may require the implementation of other risk management measures.

After a device receives FDA 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a premarket approval application (“PMA”). The FDA requires each manufacturer to make the determination of whether a modification requires a new 501(k) notification or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA is obtained.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the U.S. have similar regulations to which we would be subject. Our manufacturing processes are required to comply with the FDA’s cGMP requirements contained in its QSR and associated regulations and guidance. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping, installation and service of a company’s products. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of intended enforcement actions against the manufacturer. These enforcement actions could include legal actions, including fines and total shutdown of production facilities, seizure of product, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product. In the U.S., routine FDA inspections usually occur every two years, and may occur more often for cause.

We intend to submit 510(k) applications for our next generation devices and for any new indications for use of our existing products. The applications may rely upon published literature and/or the findings of safety and effectiveness based on certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product or for new claims for the cleared product.

Foreign Medical Device Regulation

In order for us to market our products in other countries, we must comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals, clearance or grant of Conformité Européenne (“CE”) Certificates of Conformity and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance or CE Certificates of Conformity (or equivalent) in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the European Union (“EU”), Iceland, Liechtenstein and Norway. In the EEA, our devices are required to comply with the Essential Requirements defined in Annex I to the EU Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area). We are also required to ensure compliance with the relevant quality system requirements defined in the Annexes to the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in EEA. To demonstrate compliance with the Essential Requirements defined in Annex I of the Medical Devices Directive to obtain the right to affix the CE mark to our medical devices, and thus be permitted to market our medical devices on the EEA market, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. With the exception of low risk medical devices (Class I devices with no measuring function and which are not sterile), in relation to which the manufacturer may issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements defined in the Medical Devices Directive, a conformity assessment procedure requires the intervention of an EU accredited organization. This is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the accredited organization would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity. This Certificate demonstrates substantive compliance with the relevant Essential Requirements laid down in Annex I of the Medical Devices Directive or the relevant quality system requirements defined in the Annexes to the Directive and constitutes the basis for manufacturers to issue their mandatory Declaration of Conformity. Companies compliant with ISO requirements such as “EN ISO 13485: 2012 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant quality system requirements defined in the Annexes to the Medical Devices Directive. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements. In 2011, we received CE Certificate of Conformity from our Notified Body permitting us to affix the CE mark and market our CorPath 200 System in the EEA. If we modify existing products or develop new products in the future, including new devices, we will need to notify our Notified Body and go through a conformity assessment procedure before having the right to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Certificates of Conformity that have been issued by our Notified Body. We cannot be certain that we will be able to obtain CE Certificates of Conformity for new or modified products. We continually strive to maintain our quality system to comply with the regulatory requirements defined in the Medical Device Directive and EN ISO 13485 for the CE Certificate of Conformity that we have received. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Third Party Coverage and Reimbursement

The U.S. government and health insurance companies together are responsible for hospital and physician reimbursement for virtually all covered interventional procedures. Governments and insurance companies generally reimburse hospitals and physicians for procedures considered medically necessary. The Centers for Medicare & Medicaid Services (“CMS”), administers the Medicare and Medicaid programs (the latter, along with applicable state governments). Many other third-party payors model their reimbursement methodologies after the Medicare program. As the single largest payor, this program has a significant impact on other payors’ payment systems.

Generally, reimbursement for professional services performed at a facility by physicians is reported under billing codes issued by the American Medical Association (“AMA”), known as Current Procedural Terminology (“CPT”) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered. In addition, CMS and the National Center for Health Statistics (“NCHS”) are jointly responsible for overseeing changes and modifications to billing codes known as ICD-9-CM procedural codes used by hospitals to report inpatient procedures. For Medicare, CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings (“MS-DRGs”). MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age and complicating secondary diagnoses among other things. Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (“APCs”) used to determine the payment amount for services provided.

On October 1, 2008, CMS and NCHS issued a new family of ICD-9-CM procedure codes for “Robotically Assisted Procedures.” The purpose of the ICD-9-CM family of procedure codes is to gather data on robotic assisted surgical procedures. Effective October 1, 2014, ICD-9-CM procedure code 1743 was implemented for Percutaneous Robotic Assisted Procedure(s). A surgical procedure, completed with or without robotic assistance, continues to be assigned to the clinically relevant MS-DRG.

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, contract terms, and other factors. Because both hospitals and physicians may receive the same reimbursement for their respective services, with or without robotics, regardless of actual costs incurred by the hospital or physician in furnishing the care, including for the specific products used in that procedure, hospitals and physicians may decide not to use our products if reimbursement amounts are insufficient to cover any additional costs incurred when purchasing our products.

Domestic institutions typically bill for the primary procedure that includes our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our CorPath System has been cleared for commercial distribution in the U.S. by the FDA, coverage and reimbursement by payors are generally determined by the medical necessity of the primary procedure. While PCI procedures are typically reimbursed by third-party payors, currently, there is no incremental reimbursement provided for robotic-assisted PCI. Therefore, using the CorPath System and consumable cassettes without an incremental reimbursement will initially increase the up-front cost of the PCI procedure and the cath lab operation based on the cost of the CorPath System and also consumable cassettes. This lack of incremental reimbursement from third-party payors for procedures performed with our products, or lack of coverage by governmental and private payors’ policies of interventional procedures performed using our products, may make us unable to generate the revenues necessary to support our business.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), was signed into law which makes changes that are expected to significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are currently unknown. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers are required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. Under this provision, we have incurred an excise tax of approximately $69 thousand cumulatively through December 31, 2014 which is reflected in our operating expenses.

The PPACA also has provisions to study the comparative effectiveness of health care treatments and strategies. It remains unclear how this research will influence future Medicare coverage and reimbursement decisions, as well as influence other third-party payor coverage and reimbursement policies. As Congress and state governments determine how to implement the PPACA, the full impact of the PPACA on the medical device industry and the sale of our products are currently unknown. The PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our business. The taxes imposed by PPACA and the expansion in the U.S. government’s role in the healthcare industry may result in decreased profits, lower reimbursement from payors for procedures that use our products and/or reduced procedural volumes, all of which may adversely affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.

Any regulatory or legislative developments in domestic markets that eliminate or reduce reimbursement rates for procedures performed using our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

Employees

We currently have 62 full-time employees. Additionally, from time to time, we hire temporary or contract employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

Subsidiaries

Our subsidiaries are Corindus, Inc., which is our operating company, and Corindus Security Corporation, which holds and invests the proceeds of the issuance of certain securities.

Product Liability and Insurance

Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover any future claims.

Corporate Information

Our corporate headquarters and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. Our telephone number is 508-653-3335 and our fax number is 508-653-3355. We maintain a website at www.corindus.com.

Available Information

Reports we file pursuant to the Exchange Act, including annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission” or the “SEC”) and our filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Commission at the Public Reference Room at 100 F Street NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 800-732-0330. You may obtain further information about our Company at our website: www.corindus.com.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock or any other security that may be issued by us involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of Common Stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

Risks Related to our Business and Industry

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred recurring net losses, including net losses of approximately $14.7 million and $24.5 million for the years ended December 31, 2013 and December 31, 2014, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $84.9 million. We have generated limited revenue and have funded our operations to date primarily from private sales of equity and debt securities. We expect to incur substantial additional losses over the next several years primarily related to our research and development activities. As a result, we may never achieve or maintain profitability unless we successfully commercialize our CorPath System. If we are unable to make required payments under any of our obligations for any reason, our creditors may take actions to collect their debts, including foreclosing on our intellectual property that collateralizes our obligations. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

Customers may not accept the CorPath System which would result in reduced revenue and loss of market share.

The CorPath System is a new technology that competes with established treatment options for PCI procedures. These established treatment options include manual conventional PCI methods which are widely accepted in the medical community and have a long history of use. Studies can be published that show that our methods are more beneficial; however, we cannot be certain that physicians will use our products to replace or supplement established procedures or that our products will become accepted or competitive.

We operate in a competitive industry and may face competition from potential competitors that develop products, treatments or procedures that are similar, more advanced, safer or more effective than ours.

Our potential competitors may develop products, treatments or procedures that are similar, more advanced, safer or more effective than ours. The medical device industry is very competitive and subject to significant technological and practice changes. We expect to face competition from many different sources with respect to our existing products and products that we may seek to develop or commercialize in the future.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products, treatments or procedures that are safer, more effective, are more convenient or are less expensive than our existing products or any product that we may develop. Many of our potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of our potential competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Until we reach profitability and generate operating cash flows to grow the business, we will need to continue to raise additional funding. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs, commercialization efforts and growth strategy.

We will need additional funding for establishing and expanding our sales and marketing infrastructure and for future product development and we may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We have funded operations primarily through the issuance of capital stock and debt. As of December 31, 2014, we had an accumulated deficit of approximately $84.9 million. On September 16, 2014, we closed a Securities Purchase Agreement with multiple investors in a private placement in which we sold 10,666,570 shares of our Common Stock at $2.50 per share, for an aggregate purchase price of $26.7 million with net proceeds to us of $25.5 million. As of December 31, 2014, we had approximately $28.5 million in cash. We believe that this cash on hand, will meet our operating needs for at least the period through December 31, 2015.

As we continue to incur losses and generate negative gross margins on product sales, the transition to positive gross margins and profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, intend to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Should we intend to raise additional funds by issuing equity securities, our stockholders will experience immediate dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any additional debt or equity financing that we close may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

The commercial success of our products will depend upon the degree of market acceptance by hospitals and physicians. Should we not achieve market acceptance, we will not be able to generate the revenue necessary to support our business.

The CorPath System represents a fundamentally new way of performing PCI procedures. Achieving physician, patient and third-party payor acceptance of the CorPath System as a preferred method of performing vascular procedures will be crucial to our success. If our products fail to achieve market acceptance, hospital customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that acceptance by hospitals, physicians and third-party payors regarding the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing PCI techniques. Even though we have proven the effectiveness of our products through clinical trials, physicians may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional PCI techniques simply because it is already widely accepted. In addition, physicians may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives. We expect that there will be a learning process involved for physicians and their surgical teams to become proficient in the use of our products. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train physicians and their surgical teams in numbers sufficient to generate adequate demand for our products.

Development and awareness of our brand will largely depend upon our success in increasing our customer base. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to significantly increase our sales and marketing budgets, particularly for our field sales force. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed.

Decreasing cath lab patient volume could adversely affect our business, financial condition or results of operations.

Our current target market consists of the estimated 3,250 cath lab rooms in the U.S. that perform PCI procedures, which we estimate represents 40% of the global market of more than 8,000 PCI cath lab rooms. U.S. cath lab patient volume has decreased over the past several years, leading to increased competition for patients. If U.S. cath patient volume continues to decrease, it may become more difficult for us to grow revenue and increase market share and could adversely affect our business, financial condition or results of operations.

We may experience long and variable capital sales cycles and/or seasonality in our business which may cause fluctuations in our financial results.

Our CorPath System may have a lengthy sales and purchase order cycle because it is a major capital item and such a purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and/or government bodies, as applicable. In addition, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales. We believe that our sales may tend to be heaviest during the third month of each fiscal quarter, and lighter in the third and first fiscal quarters and heavier in the fourth fiscal quarter. Timing of PCI procedures and changes in the PCI procedure market could directly affect the timing of the purchase of our products by hospitals.

The above factors may contribute to fluctuations in our quarterly operating results and it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products.

If defects are discovered in our products, we may incur additional unforeseen costs, hospitals may not purchase our products and our reputation may suffer.

Our products incorporate mechanical parts, electrical components, optical components and computer software, any of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex medical procedures, we expect that our customers will have an increased sensitivity to such defects. We cannot assure that our products will not experience component aging, errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

•	delays in product shipments,

•	loss of revenue,

•	delay in market acceptance,

•	diversion of our resources,

•	damage to our reputation,

•	product recalls,

•	regulatory actions,

•	increased service or warranty costs, or

•	product liability claims.

In the future, we may be subject to product liability and negligence claims relating to the use of our products that could be expensive, divert management’s attention and harm our business.

Our business exposes us to significant risks of product liability claims, which are inherent to the medical device industry. Product liability claims may be brought by individuals or by groups seeking to represent a class. We are not currently subject to any product liability claims; however, future product liability claims may result in negative publicity about us that could ultimately harm our reputation. Negative publicity, whether accurate or inaccurate, concerning us or our products, could reduce market acceptance of our products and could result in decreased product demand and a decline in revenues. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover any future claims.

We may be subject to product recalls that could negatively affect our business.

We may be subject to product recalls, withdrawals or seizures if any of our products are believed to cause injury or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale or distribution of our products. A recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brand and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of our products would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations.

Our business may be affected by unfavorable publicity or lack of consumer acceptance.

We are highly dependent upon consumer acceptance of the safety, efficacy and quality of our products. Consumer acceptance of a product can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or to any of our products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that may question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates the use of our product with adverse effects, or that questions the benefits of our product or a similar product, or that claims that our products are ineffective, could have a material adverse effect on our business, reputation, financial condition or results of operations.

If institutions or physicians are unable to obtain coverage and reimbursement from third-party payors for procedures using our products, or if reimbursement is insufficient to cover the costs of purchasing our products, we may be unable to generate sufficient sales to support our business.

In the U.S., hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Currently, there is no incremental reimbursement provided for robotic-assisted PCI. Therefore, using the CorPath System and consumable cassette without an incremental reimbursement will initially increase the up-front cost of the PCI procedure and the cath lab operation based on the cost of the CorPath System and also consumable cassettes. This lack of incremental reimbursement from third-party payors for procedures performed with our products, or lack of coverage by governmental and private payors’ policies of interventional procedures performed using our products, may make use unable to generate the revenues necessary to support our business.

We could be subject to significant, uninsured liabilities.

In the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years, and depending on market conditions and our circumstances, in the future, certain types of insurance such as directors’ and officers’ insurance or products liability insurance may not be available on acceptable terms or at all.

We may encounter manufacturing problems or delays that could result in lost revenue.

Manufacturing our products is a complex process. We may encounter difficulties in scaling up or maintaining production of our products, including:

•	problems involving production yields,

•	quality control and assurance,

•	component supply shortages,

•	import or export restrictions on components, materials or technology,

•	shortages of qualified personnel, and

•	compliance with state and federal regulations.

If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace could be damaged.

Changes to financial accounting standards may affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing standards or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We use estimates, make judgments and apply certain methods in measuring the progress of our business, in determining our financial results and in applying our accounting policies. As these estimates, judgments and methods change, our assessment of the progress of our business and our results of operations could vary.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time may lead us to change our methods, estimates and judgments. Changes in any of our assumptions may adversely affect our reported financial results.

In addition, we use methods for determining market sizes and procedures completed that involve estimates and judgments, which are, by their nature, subject to substantial risks, uncertainties, and assumptions. Our estimates of market sizes or procedures performed do not have an impact on our results of operations but are used to estimate the progress of our business. Estimates and judgments for determining market sizes and procedures may vary over time with changes in treatment modalities, hospital reporting behavior, increases in procedures and other factors. In addition, from time to time, we may change the method for determining market sizes and procedures, causing variation in our reporting.

We currently owe $10 million under a loan agreement and we can give no assurance that we will be able to satisfy our obligations under the loan agreement at the maturity date.

On June 11, 2014, we entered into a Loan and Security Agreement pursuant to which the lender agreed to make an aggregate of $10 million available to us under two $5 million secured promissory notes (the “Secured Promissory Notes”). The initial note for $5 million was made on June 11, 2014 (the “Initial Note”) and the second note for $5 million was made on December 31, 2014 (the “Second Note”), which became available following completion of the private placement which we closed in September 2014. The Secured Promissory Notes are repayable over a term of 27 months beginning on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%. There is no assurance that we will have the funds available to meet our principal and interest payment obligations under the Secured Promissory Notes or that we will be able to satisfy covenants or other obligations under the Secured Promissory Notes. Our covenants under the loan arrangement include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales, and share repurchases and other restricted payments, subject to certain exceptions. The arrangement also includes financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company.

Changes in our effective tax rate may harm our results of operations.

A number of factors may harm our future effective tax rates including, but not limited to, the following:

•	the jurisdictions in which profits are determined to be earned and taxed,

•	the resolution of issues arising from tax audits with various taxing authorities,

•	change in valuation of our deferred tax assets and liabilities,

•	increases in expenses not deductible for tax purposes,

•	changes in available tax credits and deductions,

•	changes in share-based compensation, and

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

Because we have incurred losses to date, we have not recorded any income tax provision thus far. At December 31, 2014, we had U.S. federal and state net operating loss carryforwards of approximately $54.8 million and $34.2 million, respectively, that can be carried forward and offset against future taxable income. These net operating loss carryforwards will begin to expire in 2029. Utilization of net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. This limitation may result in the expiration of net operating losses before utilization. We have not yet determined whether any changes in ownership have triggered any such limitations. There can be no assurance that we will utilize the entire amount of our net operating loss carryforwards.

Disruption of critical information systems or material breaches in the security of our systems could harm our business customer relations and financial condition.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

Our business requires us to use and store personally identifiable information (“PII”) of our customers, employees and business partners. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease.

The content of our website could expose us to significant liability.

Because we post product information and other content on our website, we face potential liability for, among other things, copyright infringement, patent infringement, trademark infringement, defamation, unauthorized practice of medicine, false or misleading advertising and other claims based on the nature and content of the materials we post. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of our insurance coverage, could materially adversely affect our business, financial condition or results of operations.

Failure to manage growth effectively could prevent us from achieving our goals.

Our growth strategy may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth depends on our ability to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

Any failure to adequately expand our direct sales force will impede our growth. If we are unable to attract, hire and retain qualified sales and management personnel, the commercial opportunity for our products may be diminished.

We expect to be substantially dependent on a direct sales force to attract new business and to manage customer relationships. We plan to expand our direct sales force and believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge of our industry. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. Recent hires and planned hires may not become as productive as expected and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, our business prospects could suffer.

As of December 31, 2014, our sales force consisted of 16 field support and clinical support personnel. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products.

If we fail to attract and retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team. The loss of the services of any one or more of the members of our executive management team could delay or prevent the successful completion of some of our development and commercialization objectives.

Recruiting and retaining qualified sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may also be employed by other companies and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If we are unable to obtain and maintain protection for intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in part on our ability to obtain and maintain protection for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of medical devices involves complex legal and scientific questions. We rely upon patents, trade secret laws and confidentiality agreements to protect our technology and products. We may not be able to obtain patent rights relating to our technology or products and pending patent applications to which we have rights may not issue as patents or if issued, may not issue in a form that will be advantageous to us. Even if issued, any patents issued to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented. Changes in either patent laws or in interpretations of patent laws in the United States may diminish the value of our intellectual property or narrow the scope of our patent protection.

Trademark protection of our products may not provide us with a meaningful competitive advantage.

We use trademarks on our products and believe that having distinctive marks is an important factor in marketing them. Distinctive marks may also be important for any additional products that we successfully develop and commercially market. If we initiate legal proceedings to seek to protect our trademarks, the costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful.

Risks Related to Our Regulatory Environment

Recently enacted healthcare legislation reforming the U.S. healthcare system, as well as future reforms, may have a material adverse effect on our financial condition and results of operations.

In March 2010, the PPACA was signed into law which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million uninsured Americans. The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions, among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Under this provision, we have paid an excise tax of approximately $69 thousand through December 31, 2014, which tax is reflected in our operating expenses. Though there are some exceptions to the excise tax, this excise tax applies to all or most of our products sold within the U.S. The PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

The PPACA provisions on comparative clinical effectiveness research also extend the initiatives of the American Recovery and Reinvestment Act of 2009, known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or reviewing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors using our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

The U. S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

We are subject to federal and state laws governing our business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigations of our practices could cause adverse publicity and be costly to respond to and could otherwise harm our business.

The Medicare and Medicaid anti-kickback laws, and several similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government or a whistleblower may assert that a claim (including items or services resulting from a violation of the federal anti-kickback statute) constitutes a false or fraudulent claim for purposes of the false claims statutes. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws can result in civil and criminal penalties, which can be substantial and include exclusion from government healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information must be made publicly available in a searchable format. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of approximately $0.2 million per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Device manufacturers were required to begin collecting data on August 1, 2013 and were required to submit reports to CMS by March 31, 2014 and the 90th day of each subsequent calendar year. We submitted a report in a timely manner and believe that we are in compliance with this reporting requirement.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states mandate implementation of commercial compliance programs to ensure compliance with these laws, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment, and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a healthcare company may be found out of compliance of one or more of the requirements, subjecting us to significant civil monetary penalties.

Compliance with complex foreign and U.S. laws and regulations that apply to our potential international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the U.S. and/or abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we intend to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so-called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we may purchase fabricated products from manufacturers who may have a long and difficult-to-trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We do not believe these materials are present in the component parts that we use in our CorPath System, but there can be no assurance that these metals will not be included in our components and assemblies from time to time.

Our products are subject to a lengthy and uncertain domestic regulatory review process. If we do not obtain and maintain the necessary domestic regulatory authorizations, we will not be able to provide our products in the U.S.

Our products and operations are subject to extensive regulation in the U.S. by the FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, sales, distribution and post-market support and reporting of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the U.S., we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the FFDCA. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status. If we significantly modify our products after they receive FDA clearance, or seek to market them for additional indications for use, the FDA may require us to submit a separate 510(k) or PMA for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, any of which could delay or preclude our sale of new products in the U.S. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms through the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect both pre- and post-approval medical device regulation. Changes in the FDA 510(k) process could make approval more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain approval for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and IRB approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application. Our system product would be considered a significant risk device requiring IDE approval prior to investigational use. We may not be able to obtain FDA or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the U.S. in the future. If we obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. Certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

If we fail to obtain regulatory clearances in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

In order to market our products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy of our products. Approval and CE marking procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval or CE Certificate of Conformity in other countries might differ from that required to obtain FDA clearance. The regulatory approval or CE marking process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval or the CE marking of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval or a CE Certificate of Conformity in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval or a CE Certificate of Conformity in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.

For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our CorPath System in 2011. We cannot be certain that we will be successful in meeting and continuing to meet the requirements of the Medical Devices Directive in the EEA.

We may incur liability related to the off-label use of our products.

The FDA and the FTC also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. The off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion.

We may incur substantial product liability or indemnification claims relating to the clinical testing of our CorPath System.

We face an inherent risk of product liability exposure related to the testing of our CorPath System in human clinical trials, and claims could be brought against us if use or misuse of our CorPath System causes, or merely appears to have caused, personal injury or death. Because our CorPath System is designed to be used in complex surgical procedures, defects could result in a number of complications, including serious personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. Any claims against us, regardless of their merit, could have a material adverse effect on our business, financial condition, results of operations and reputation.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws in the United States protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”). These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose of the use or disclosure. If we are found to be in violation of the privacy rules under HIPAA (or other applicable federal or state laws), we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Complying with FDA regulations is a complex process, and our failure to comply fully could subject us to significant enforcement actions.

Because our products are commercially distributed, numerous quality and post-market regulatory requirements apply, including the following:

•	continued compliance to the QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the development and manufacturing process,

•	labeling regulations,

•	the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved uses,

•	stringent complaint reporting and Medical Device Reporting regulations, which requires that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur,

•	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same, and

•	the reporting of Corrections and Removals, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of regulatory or enforcement actions, ranging from inspectional observations (Form FDA 483) to a public Warning Letter to more severe civil and criminal sanctions including the seizure of our products and equipment or a ban on the import or export of our products. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have created labeling, advertising and user training for our CorPath System to describe specific procedures that we believe are fully within the scope of our existing 510(k) indications for use stated in our 510(k) clearances. We cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the CorPath System for all such specific procedures.

If our manufacturing facilities do not continue to meet federal, state or other manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, distribution of our products and/or recall our products which would result in significant product delivery delays and lost revenue.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated and inspected by the FDA and other regulatory agencies for compliance with cGMP requirements contained in the QSR and other regulatory requirements. For any CorPath Systems shipped internationally, we are also required to comply with ISO quality system standards as well as European Directives and norms in order to produce products for sale in the EU. In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with cGMP requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations.

Risks Related to our Common Stock

There is a limited trading market for our Common Stock, and you may not be able to resell your shares at or above the price you paid for them.

There currently is a limited market for our Common Stock. An investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock and trading of our Common Stock may be sporadic. For example, several days may pass before any shares may be traded. A more active market for the Common Stock may never develop. We cannot assure you that the volume of trading in shares of our Common Stock will increase in the future. Additionally, general market forces may have a negative effect on our stock price, independent of factors affecting our Common Stock specifically. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the Common Stock, which may adversely affect the market for our Common Stock. This would also make it more difficult for us to raise additional capital.

Unless our Common Stock is listed on a qualified national securities exchange or our Common Stock price exceeds $5 per share, our Common Stock will be considered a “penny stock” and will not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.

Our Common Stock is traded on the OTCQB as provided by OTC Market Groups, Inc. (“OTCQB”) at a price of less than $5.00 per share and, as a result, is considered as a “penny stock” by the SEC and subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which generally define a “penny stock” to be any equity security that is not listed on a qualified national securities exchange and that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a “penny stock,” unless exempt, these rules require delivery, prior to any transaction in a “penny stock,” of a disclosure schedule relating to the “penny stock” market. Disclosure is also required to be made about current quotations for the securities and commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of “penny stocks” disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks”. As a result of our Common Stock being subject to the rules on “penny stocks,” the liquidity of our Common Stock may be adversely affected.

The price of our Common Stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on that stock exchange or any other exchange in the future. The trading price of our common shares has experienced volatility while trading on the OTCQB and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

•	trading of our Common Stock on the OTCQB;

•	limited daily trading volume resulting in the lack of a liquid market;

•	fluctuations in price and volume due to investor speculation and other factors that may not be tied to our financial performance;

•	performance by us in the execution of our business plan;

•	financial viability; actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	market conditions in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of our common shares or other securities in the open market;

•	regulatory developments in both the United States and foreign countries;

•	performance of products sold and advertised by licensees in the marketplace;

•	economic and other external factors;

•	period-to-period fluctuations in financial results; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, and several recent situations, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against such company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Our stock is thinly traded and our stock price can fluctuate.

Low volume of trading activity and volatility in the price of our Common Stock may make it difficult for you to resell your Common Stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the medical device industry;

•	perceptions in the marketplace regarding us or our competitors and other medical device companies;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events could also cause our stock price to decrease regardless of our operating results as evidenced by the current volatility and disruption of capital and credit markets.

If we are unable to successfully remediate the material weakness in our internal controls over financial reporting or if additional material weaknesses are discovered in our internal accounting procedures, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

In connection with the audit of our 2014 consolidated financial statements, our independent registered public accounting firm noted a material weakness in our controls relating to our accounting for overhead costs which affected inventories and property and equipment. Specifically, our cost accounting and reserve estimate processes lacked adequate levels of monitoring and review controls to identify and correct inventory valuation errors in a timely manner, which was primarily the result of an insufficient number of qualified accounting resources to ensure adequate technical review of inventory accounting issues during the financial statement close process. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to develop or maintain effective internal controls over financial reporting or difficulties encountered in implementing or improving our internal controls over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the Commission or other regulatory authorities or to stockholder class action securities litigation.

We cannot assure you that measures being taken in order to remediate the material weakness described above will fully remediate such material weakness. We also cannot assure you that we have identified all of our existing control deficiencies or that we will not in the future have additional material weaknesses.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our Articles of Incorporation, as amended, authorize the issuance of a maximum of 250,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of capital stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of Preferred Stock, $0.0001 par value per share, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 105,883,157 shares of Common Stock currently issued and outstanding, approximately 11,510,300 shares are freely tradable without restriction by stockholders who are not our affiliates. We issued an aggregate of 73,360,287 shares of Common Stock to the former shareholder of Corindus, Inc. pursuant to an exemption from the registration requirements of the 1933 Act, and such shares are “restricted securities” as defined in Rule 144. In addition to being subject to restrictions on transfer imposed under federal securities laws, each holder of the newly issued shares entered into a lock-up agreement, which among other things, restricts the sale or transfer of these shares for specified periods. Our affiliates hold 79,533,257 shares, all of which shares may be resold in the public market only when released from the provisions of a lock-up agreement, when and if registered pursuant to an exemption from registration, or pursuant to the applicable requirements of Rule 144 of the Securities Act of 1933. Although we have no current plans to do so, we may waive the restrictions on transfer under these lock-up agreements in the future. When the shares covered under the lock-up agreements become available for resale, sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales could occur, could materially adversely affect the market price of our Common Stock.

Insiders have substantial control over the outstanding shares of the Company’s Common Stock and could delay or prevent a change in corporate control, including a transaction in which the Company’s stockholders could sell or exchange their shares for a premium.

Our directors and executive officers beneficially own an aggregate of approximately 51% of our outstanding shares of Common Stock. As a result, our directors and executive officers, if acting together, may have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons acting together may have the ability to control our management and business affairs. Accordingly, this concentration of ownership may harm the value of our Common Stock by:

•	delaying, deferring or preventing a change in control,

•	impeding a merger, consolidation, takeover or other business combination, or

•	discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

We do not expect to pay dividends on our Common Stock.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on their investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Securities analysts may not cover our Common Stock and this may have a negative impact on our Common Stock’s market price.

The future trading market for our Common Stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. We may face additional risks since we became a public company through an acquisition which, for accounting purposes, was treated as a reverse merger. There is no guarantee that securities analysts will cover our Common Stock and there may be little incentive to brokerage firms to recommend the purchase of our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect our Common Stock’s market price, if any. If we are covered by securities analysts who downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We are likely to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, make acquisitions and develop strategic relationships by issuing equity or convertible debt securities which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing Common Stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our Common Stock to decline. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

A significant business or product announcement by us or our competitors may cause fluctuations in our stock price.

The market price of our Common Stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry. Announcements that may subject the price of our Common Stock to substantial volatility include announcements regarding:

•	our operating results, including the amount and timing of sales of our products,

•	the availability and timely delivery of our products,

•	the acquisition of technologies or products by us or our competitors,

•	the development of new technologies or products by us or our competitors,

•	regulatory actions with respect to our products or those of our competitors, and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

The lack of substantial public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team has limited experience in working with public companies which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a public company would be in jeopardy in which event you could lose your entire investment in our Company.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

•	period-to-period fluctuations in financial results,

•	issues in manufacturing products,

•	unanticipated potential product liability claims,

•	the introduction of technological innovations by competitors,

•	the entry into, or termination of, key agreements, including key strategic alliance agreements,

•	the initiation of litigation to enforce or defend any of our intellectual property rights,

•	the loss of key employees,

•	regulatory changes,

•	failure of our products to achieve commercial success,

•	general and industry-specific economic conditions that may affect research and development expenditures,

•	future sales of our Common Stock, and

•	changes in the structure of healthcare payment systems resulting from proposed healthcare legislation or otherwise.

Moreover, stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock.

Our stock price may be subject to fluctuation which may cause an investment in our Common Stock to suffer a decline in value.

The market price of our Common Stock is currently undeveloped. Once a market is developed, our stock prices may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of medical device companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our Common Stock which could cause a decline in the value of our Common Stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our financial condition, results of operations and reputation.

Our management will be devoting substantial time to comply with public company regulations.

As a public company, we will be subject to certain rules and regulations. In particular, the Sarbanes-Oxley Act and rules subsequently implemented by the Commission impose various requirements on public companies with respect to corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm, to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with the foregoing will require us to expend significant management efforts.

We will incur significant costs to be a public company to ensure compliance with corporate governance and accounting requirements and insure our officers and directors and we may not be able to absorb such costs.

We will incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance and accounting requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. On October 24, 2012, Corindus, Inc. entered into a lease with Beaver Group, LLC for a term of approximately five years for 26,402 square feet of office and manufacturing space (the “Lease”). Over the term of the Lease, we pay an average monthly cost of $47 thousand which includes base rent, common area fees, taxes and insurance. Terms of the Lease provide for an option to extend the Lease for an additional five-year period. Our management believes that the leased premises are suitable and adequate to meet current needs.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

In June 2014, we were in negotiations with a potential lender regarding terms of a proposed loan and security agreement. Negotiations were not successful and no transaction was consummated. We disputed the break-up fee and settled the matter out of court in February 2015 through the payment of $0.1 million.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of our Common Stock

Our Common Stock is listed on the OTCQB under the symbol “CVRS.” To date, there is no established public trading market for shares of our Common Stock, which have traded on a limited basis. During the period from December 31, 2012 to June 30, 2014, there were no trades recorded. In the quarter ended September 30, 2014, the high and low bid quotations were $3.70 and $2.60, respectively. In the quarter ended December 31, 2014, the high and low bid quotations were $4.25 and $2.60, respectively. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. Although we anticipate that a more consistent market for our shares of Common Stock will be established in the future, we cannot provide any guarantee of such a market. On March 23, 2015, the closing bid price for our Common Stock was $4.23 per share.

Holders

On March 23, 2015, we had 105 holders of record of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” We estimate that there are approximately 60 beneficial shareholders who hold their shares in street name. As of the date of this Report, we had 105,883,157 shares of Common Stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

In connection with the Acquisition, we exchanged options to purchase shares of our Common Stock for YIDI’s options to purchase shares of YIDI’s Common Stock (“Replacement Plan Options”). The 2014 Stock Award Plan (the 2014 Plan) is the replacement plan for options previously awarded under the Corindus, Inc. 2006 Umbrella Option Plan and the Corindus, Inc. 2008 Stock Incentive Plan and is the plan under which all future Company options will be issued. The 2014 Stock Award Plan is limited to award issuances which in the aggregate cannot exceed 9,035,016 shares, all of which shares will be used for the issuance of the Company stock-based awards, including options to purchase common stock, restricted stock and restricted stock units. Replacement Plan Options are exercisable for up to ten years from the date of original vesting commencement date of the options.

The 2014 Stock Plan is an equity incentive plan pursuant to which the Company can grant options or other equity incentive awards to employees or other persons on terms and conditions determined by our Board of Directors or its Compensation Committee thereof. The options or other equity awards that may be granted under this plan may qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The 2014 Stock Award Plan is limited to award issuances which in the aggregate equal 9,035,016 shares, all of which shares will be used for the issuance of stock-based awards, including options to purchase common stock, restricted stock or restricted stock units. The Replacement Plan options continue to vest and become exercisable on the same time-vesting schedule as applied prior to closing of the Acquisition based on the Option Holder’s continued service to the Company. If an incentive award granted under the 2014 Stock Award Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2014 Stock Award Plan. The purpose of the 2014 Stock Award Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company, thereby promoting our long-term growth and financial success.

In addition, the number of shares of our Common Stock subject to the 2014 Stock Award Plan, any number of shares subject to any numerical limit in the 2014 Stock Award Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding our Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The following table summarizes, as of December 31, 2014, our outstanding stock options and shares of Common Stock reserved for future issuance under our existing compensation plans.

Plan Category	Number of Shares of Common Stock to be issued upon exercise of outstanding stock options (a)	Weighted- average exercise price of outstanding stock options (b)	Number of Shares of Common Stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,678,017	$0.64	356,999
Equity compensation plan not approved by security holders	—	—	—
Total	8,678,017	$0.64	356,999

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K has previously been provided in Current Reports on Form 8-K, as filed with the SEC on August 12, 2014 (as amended by Amendment No. 1 on Form 8-K/A filed with the SEC on August 15, 2014) and September 16, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2014, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data discussed below is derived from our audited financial statements for the fiscal years ended December 31, 2013 and 2014, which are found elsewhere in this Report. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those financial statements included elsewhere in this Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Report.

Overview

Corindus Vascular Robotics, Inc., a Nevada corporation, is the surviving company of the reverse acquisition of Corindus, Inc., a privately-held company, by YIDI, the public registrant and legal acquirer, on August 12, 2014. Our corporate headquarters and research and development facility are in Waltham, Massachusetts and we are engaged in the design, manufacture and sale of CorPath Systems.

Since our inception on March 21, 2002, we have devoted our efforts principally to research and development, business development activities and raising capital. In July 2012, we received clearance from the FDA to market our CorPath System in the United States and shipped our first commercial product under this clearance in September 2012. In 2013, we moved into the growth stage, investing in sales and marketing in order to build the customer base. Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, its ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes affecting medical procedure reimbursement, and overall economic conditions in our target markets.

Reverse Acquisition Transaction

On August 12, 2014, we consummated the Acquisition pursuant to the Acquisition Agreement between the Company and Corindus, Inc. Prior to the Acquisition, all outstanding shares of Series A through E Redeemable Convertible Preferred Stock of Corindus, Inc. were converted into 2,811,499 shares of Common Stock of Corindus, Inc.

Pursuant to the terms of the Acquisition Agreement, (i) all outstanding shares of common stock of Corindus, Inc., $0.01 par value per share, were exchanged for shares of the Company’s Common Stock, $0.0001 par value per share, and (ii) all outstanding options and warrants to purchase Corindus, Inc. shares were exchanged for or replaced with options and warrants to acquire the Company’s Common Stock. The exchange ratio was one for 25.00207 shares.

Immediately after the transfer of the former business of YIDI, the business of Corindus, Inc. became our sole focus and our name was changed to Corindus Vascular Robotics, Inc.

In connection with the Acquisition, we issued 1,000,000 shares of Common Stock to a private investor at a price of $2.00 per share in exchange for proceeds of $2.0 million.

Since former Corindus, Inc. shareholders owned, immediately following the Acquisition, 80% of the combined company on a fully diluted basis and all members of the combined company’s executive management and Board of Directors, were from Corindus, Inc., Corindus, Inc. was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

All share and per share amounts in the consolidated financial statements and related notes as well as in this management’s discussion and analysis of financial condition and results of operations have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into Common Stock, and (ii) the one for 25.00207 exchange of shares of Common Stock.

Equity Financing

On September 16, 2014, the Company closed on a private placement for the sale of an aggregate of 10,666,570 shares of Common Stock at $2.50 per share, for an aggregate purchase price of approximately $26.7 million or net proceeds of approximately $25.5 million for use in sales and marketing, research and development, and general corporate purposes. As a result of the transaction, an additional $5.0 million became available to the Company under a Loan and Security Agreement, which the Company drew down on December 31, 2014.

The following discussion and analysis provides information which we believe to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with Corindus’ financial statements and the notes to the financial statements for the years ended December 31, 2013 and 2014, which are included herein. The reported results will not necessarily reflect future results of operations or financial condition.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, stock-based compensation, inventories and warrant revaluation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. We use the best information available to us to make our judgments and estimates; however, actual results may be different. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below.

Additionally, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are irrevocably choosing to “opt out” of such extended transition period and, as a result, we will comply with such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Once this election is made, it is irrevocable.

Revenue Recognition

Revenue related to the sale of our products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured, and risk of loss transfers, usually when products are shipped and/or installed and accepted. Our products are sold to customers with no right of return.

We have sold the CorPath System through our exclusive worldwide distributor, Philips Medical Systems Nederland B.V. (“Philips”) from the date we launched our system sales. In November 2013, we amended our distribution agreement with Philips to allow our sales force to sell directly to customers as well. On August 7, 2014, our distribution agreement with Philips expired.

We currently sell our CorPath Systems directly to customers primarily through our internal sales force and to a lesser extent through distributors where we seek strategic opportunities. We will continue to sell CorPath Systems through Philips under a non-exclusive arrangement under mutually agreeable terms on a sale by sale basis until such time we either execute a new distribution arrangement with Philips or we no longer do business with Philips. There is no assurance that we will enter into a new distribution arrangement with Philips or on terms acceptable to us. We also sell through other distributors on a one-off basis through purchase orders. We expect to enter into contracts with other distributors in the future.

We are responsible for installation and initial training. We consider all the elements of the sale of the system, including installation and initial training, to be a single unit of accounting in accordance with revenue recognition under U.S. GAAP. Revenue is recognized for the entire arrangement (system, installation and initial training) upon acceptance by the end-user customer.

We sell CorPath Cassettes and accessories directly to end users. The revenue from the sale of these products is generally recorded when the items are shipped.

We recognize revenue on multiple-element arrangements in accordance with Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. If VSOE is not available, we use third-party evidence (“TPE”) to determine the selling price. If TPE is not available, we use our best estimate to develop the estimated selling price.

We provide a one-year warranty on our CorPath Systems for which the cost is accrued at the time of sale.

We sell basic and premium service plans to extend our initial warranty period and provide component upgrades in the event of technological or physical obsolescence. Revenue is allocated based on our best estimate of the selling price of each service. Extended warranty revenue is recognized on a straight-line basis over the life of the service contract and upgrade revenue is recognized in proportion to the costs incurred with the delivery of the upgrade. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we may sell products together with service contracts.

Income Taxes

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. We have provided a valuation allowance to reduce deferred tax assets to amounts that are realizable based on uncertainty of future taxable income.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Corindus has not had an uncertain tax position to date.

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees as an expense in the consolidated statement of operations over the requisite service period based on a measurement of fair value for each stock award. Stock-based compensation is charged to the respective line items in our statement of operations to which the employee’s services are classified. Compensation costs associated with stock-based awards to non-employees are measured at fair value on the date of grant and re-measured at the fair value on the date the awards vest and for those awards that have not vested at the end of each reporting period. We use the Black-Scholes-Merton Option Pricing Model (“Black-Scholes Model”) to determine the fair value of the awards. The key assumptions in the Black-Scholes Model include an estimate of the volatility of our stock, the risk-free interest rate, forfeiture rate, and the expected period the stock option will be exercised over.

Prior to the completion of the Acquisition, the fair value of the Common Stock for purposes of equity incentive awards was determined by our Board of Directors after considering a broad range of factors, including the results obtained from an independent third-party valuation, the illiquid nature of an investment in our Common Stock, our historical financial performance and financial position, our future prospects and opportunity for liquidity events, and recent sale and offer prices of common and preferred stock in private transactions negotiated at arm’s length. Subsequent to the Acquisition Transaction, the fair value of our Common Stock is based on trading of our stock on the OTCQB as provided by OTC Market Groups, Inc.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Given the early stage of commercialization of our CorPath System, we routinely monitor the recoverability of our inventory and record the lower of cost or market reserves, or reserves for excess and obsolete inventory, as required. We also monitor the utilization of our production facility and we record the costs of under-utilization of the production facility directly to cost of revenue.

Warrant Revaluation

Warrants to purchase shares of Corindus, Inc.’s Redeemable Convertible Preferred Stock met the criteria for treatment as a liability and were required to be re-measured for their fair value at each reporting period prior to the closing of the Acquisition at which time the liability was reclassified to stockholders’ equity. We classify warrants within stockholders’ equity on the consolidated balance sheets if the warrants are considered to be indexed to Corindus, Inc.’s own stock, and otherwise would be recorded in stockholders’ equity.

Components of Results of Operations

The following is a description of what comprises each of our significant statement of operations captions:

Revenues

We generate our revenues primarily from the sale of the CorPath System, CorPath Cassettes, accessories and service contracts.

Cost of Revenue

Cost of revenue represents the cost of materials for the CorPath System, CorPath Cassettes and accessories, service labor and labor and overhead of production facilities.

Research and Development

Research and development expenses consist primarily of salaries for our research and development, clinical and regulatory employees, and certain operating costs related to research and development and third party contractor costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries for our executives and our marketing, finance, legal, human resource, and other administrative employees as well as salaries and commissions of our internal sales force. Selling, general and administrative expenses also include marketing program costs and outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We also included shipping costs for CorPath Systems and CorPath Cassettes in selling, general and administrative expense.

Restructuring Charge

The restructuring charge consists of a reduction in the general workforce as a result of a cost control initiative launched while we pursued financing alternatives.

Other Income (Expense)

Other income (expense) primarily represents changes in the warrant revaluation driven by changes in fair value of the underlying Redeemable Convertible Preferred Stock into which the warrants were exercisable.

Results of Operations

Discussion of Year Ended December 31, 2013 compared to Year Ended December 31, 2014

	Year Ended December 31,
	2013	2014
	(In thousands)
Revenue	$896	$2,983
Cost of revenue	2,430	4,904

Gross loss	(1,534)	(1,921)

Operating expenses:
Research and development	4,793	6,607
Selling, general and administrative	8,221	13,002
Restructuring charge	—	175

Total operating expenses	13,014	19,784

Operating loss	(14,548)	(21,705)

Other income (expense):
Warrant revaluation	(171)	(2,421)
Interest and other income (expense)	28	(415)

Total other expense, net	(143)	(2,836)

Net loss and comprehensive loss	$(14,691)	$(24,541)

Revenue: Revenue increased from approximately $0.9 million for the year ended December 31, 2013 to approximately $3.0 million for the year ended December 31, 2014. This revenue increase was due primarily to an increase in CorPath System sales from approximately $0.7 million during the year ended December 31, 2013 to approximately $2.3 million during the year ended December 31, 2014 resulting from an increase in our sales force. The sales of our CorPath Cassettes and accessories increased from $0.2 million for the year ended December 31, 2013 to $0.5 million for the year ended December 31, 2014 due to a larger installed base. We sold six CorPath Systems and 11 CorPath Systems during the years ended December 31, 2013 and 2014, respectively, and our average selling price increased by 73.8% from the year ended December 31, 2013 to the year ended December 31, 2014. Our average selling price of our CorPath System in 2014 included the sale of a CorPath System to an international customer during the second quarter of 2014 at a price substantially higher than our previous pricing. Exclusive of this sale, our average CorPath System price increased by 36.0% over 2013. The volume and average price of our CorPath Cassettes and accessories increased by 540 units and 12.4% from the year ended December 31, 2013 to the year ended December 31, 2014. Revenues under our CUPs represented

18.8% and 30.4% for the year ended December 31, 2013 and 2014, respectively, of our total revenues for the sale of consumables.

We believe the number of systems sold on a quarterly basis will fluctuate due to the unevenness of customer purchasing patterns associated with the early stage of commercialization of our product and market acceptance along with the development of a dedicated and consistent sales force. In 2014, we sold four systems in the first quarter, two in the second quarter, one in the third quarter, and four in the fourth quarter. Additionally, we expect variability in the sales of our consumables until our product receives wider market acceptance.

Philips, as our sole distributor until August 2014 (although we began also selling directly to customers in November of 2013), is a customer that constituted a substantial portion of our revenues. As we have developed our own sales and marketing resources and now sell directly to customers, Philips has increasingly represented a lower percentage of our revenues. Philips accounted for approximately 71% and 11% of our revenues for the years ended December 31, 2013 and 2014, respectively. Our distribution agreement with Philips provided for the sale of our CorPath Systems to Philips at established discounted pricing. Our distribution agreement with Philips expired on August 7, 2014. We currently sell our CorPath Systems directly to customers primarily through our internal sales force and, to a lesser extent, through distributors where we seek strategic opportunities.

We will continue to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time we either execute a new distribution arrangement with Philips or we no longer do business with Philips. On November 18, 2014, following the termination of the distribution agreement with Philips, we entered into a purchase order with Philips for the purchase of one CorPath System on behalf of an end user, which was sold in the first quarter of 2015, at discounted pricing, which was approximately sixty-five percent (65%) less than the one direct system sale made in the third quarter of 2014 for a sales price of approximately $352 thousand. There is no assurance that we will enter into a new distribution arrangement with Philips on terms acceptable to us. We do not expect the expiration of the distribution agreement with Philips to have a material impact on revenues; however, there are no assurances that that will be the case given our early stage of commercialization.

Given the relatively small number of customers due to the early stage of the Company’s commercialization and the price of the CorPath System relative to consumables, customers that purchase a system in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue: Cost of revenue increased from approximately $2.4 million for the year ended December 31, 2013 to approximately $4.9 million for the year ended December 31, 2014, which includes the correction of an immaterial error in the amount of approximately $0.6 million in 2014 primarily associated with excess overhead costs capitalized in 2013. Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at Corindus’ production facility. At the Company’s current volumes, our cost to manufacture the CorPath System is approximately $0.1 million and the cost to manufacture cassettes averages approximately $1 thousand per cassette. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements. The increase in cost of revenues in 2014 reflects increased material costs associated with sales as well as additional labor and overhead costs. In 2014, we wrote inventories down in the amount of $.3 million to the lower of cost or market for cassettes as our cost of production exceeded the average selling price. Additionally, we recorded directly to cost of revenue approximately $1.5 million of overhead costs due to the under-utilization of our production facility, exclusive of the $0.6 million related to the immaterial correction of the error related to 2013.

Gross Loss: Gross loss increased from approximately $1.5 million for the year ended December 31, 2013 to approximately $1.9 million for the year ended December 31, 2014. We have not generated enough sales volume of CorPath Systems to offset the costs of our production facility and, therefore, have generated a gross loss. We expect our gross margin (loss) to continue to fluctuate due to the timing and volume of product shipments and the related levels of utilized or underutilized production capacity.

Research and Development: Research and development expenses increased from approximately $4.8 million for the year ended December 31, 2013 to approximately $6.6 million for the year ended December 31, 2014 due to investments in the development of the next generation CorPath System through a combination of additional employees and outsourced contractor services.

Selling, General and Administrative: Selling, general and administrative expenses increased from approximately $8.2 million for the year ended December 31, 2013 to approximately $13.0 million for the year ended December 31, 2014, representing an increase of $4.8 million of which $2.4 million related to sales and marketing expenses. This increase is due to the expansion of the direct sales force, strategic marketing investments, legal expense associated with a financing arrangement which was not completed earlier in the year as well as legal, accounting and auditing fees in the amount of $1.1 million associated with the Acquisition transaction which occurred in August 2014 and the Private Placement transaction that followed. We expect to incur incremental costs of approximately $1.0 million annually to operate as a publicly-traded company.

Restructuring Charge: We recorded a restructuring charge for the year ended December 31, 2014 of approximately $0.2 million due to a reduction in the general workforce as a result of a cost control initiative launched while we pursued financing alternatives.

Other Income (Expense): Other expense, net, increased approximately $2.7 million for the year ended December 31, 2014 over the year ended December 31, 2013 due primarily to the revaluation of the warrant based on the increase in value of the underlying Preferred Stock, as well as additional interest expense incurred related to our borrowing arrangement in 2014. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of Common Stock as a result of the Acquisition and therefore, no additional mark to market adjustments are required.

Income Taxes: We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss and Comprehensive Loss: Net loss and comprehensive loss increased from approximately $14.7 million for the year ended December 31, 2013 to approximately $24.5 million for the year ended December 31, 2014 due to the factors noted above.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Our management does not contemplate attaining profitable operations until 2017, nor is there any assurance that such an operating level can ever be achieved. Since inception, we have financed our operations primarily through private sales of capital stock and borrowing arrangements totaling approximately $111.5 million, as well as limited revenues from the sale of our products.

As of December 31, 2014, the Company had an accumulated deficit of $84.9 million and gross borrowings outstanding of $10.0 million, of which $2.0 million is contractually due in 2015. As we continue to incur losses and generate negative gross margins, the transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the product. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes (the “Secured Promissory Notes”). The Initial Note was made on June 11, 2014 and the Second Note was made on December 31, 2014, after our completion of the private placement which we closed in September 2014. The Secured Promissory Notes are repayable over a term of 27 months beginning on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan Agreement. The Loan Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. Future principal payments under the borrowing arrangement as of December 31, 2014 are as follows:

Year ending December 31:
2015	$2,022
2016	4,378
2017	3,600

$10,000

In connection with the Acquisition, we issued one million shares of our Common Stock in exchange for $2.0 million of cash proceeds.

On September 12, 2014, we entered into the Purchase Agreement with multiple investors relating to the issuance and sale of shares of our Common Stock in a private placement. At the closing of the private placement on September 16, 2014, we sold an aggregate of 10,666,570 shares of Common Stock at $2.50 per share for an aggregate purchase price of $26.7 million or net proceeds of $25.5 million. We plan to use the net proceeds for sales and marketing, research and development and general corporate purposes. Pursuant to the Purchase Agreement, we registered these shares with the SEC under a registration statement on Form S-1, which was declared effective on January 13, 2015. We are obligated to keep the resale registration statement that we utilized to register such shares current through the filing of prospectus supplements, and potentially post-effective amendments to the resale registration statement, for a period of six months from the closing of the sale of such shares.

At December 31, 2014, we had approximately $28.5 million of cash and cash equivalents, compared to approximately $9.8 million at December 31, 2013. Cash equivalents are comprised of highly liquid money market accounts. We believe that our working capital of $26.2 million at December 31, 2014 will provide us the liquidity to meet our operating needs and service our debt for at least the period through December 31, 2015. However, we will need to raise capital to fund operations and service debt until such time we become cash flow positive, if at all.

In summary, our cash flows were:

	Year Ended December 31,
	2013	2014
	(In thousands)
Net cash used in operating activities	$(15,303)	$(18,571)
Net cash used in investing activities	$(378)	$(122)
Net cash provided by (used in) financing activities	$(10)	$37,374

Operating Activities: Operating activities used cash of approximately $18.5 million for the year ended December 31, 2014 compared to $15.3 million for the year ended December 31, 2013. The approximately $3.3 million increase in the use of cash was due primarily to the increase in net loss, exclusive of the non-cash warrant revaluation, which was due to increased research and development and selling costs to expand the business, offset partially by favorable changes in working capital, including reduced inventory levels as well as an increase in accounts payable due to the timing of payments.

Investing Activities: Investing activities included the purchase of property and equipment in the aggregate amount of approximately $0.1 million for the year ended December 31, 2014 and approximately $0.4 million for the year ended December 31, 2013. The decrease was due to fewer required capital investments during the year ended December 31, 2014. We expect our capital expenditures for 2015 to be approximately $1.6 million.

Financing Activities: For the year ended December 31, 2014, we issued shares of our Common Stock in exchange for net proceeds of approximately $27.5 million in connection with the sale of shares to a private investor and the private placement. We borrowed approximately $9.9 million, net, under a term loan arrangement. For the year ended December 31, 2013, Corindus, Inc. incurred approximately $10 thousand of offering costs related to the issuance of our previously issued preferred stock.

Outlook

Over the next 12 months, we intend to expand our sales force by hiring additional team members, including RSMs, CAMs and management. Our sales force currently focuses on hospitals, which have cath labs, to sell our robotic medical device. We believe that a combination of factors, including (i) our increasing installed base of CorPath System, customer access and awareness across the U.S. market, (ii) the increasing clinical data being published and presented about the effectiveness of the CorPath System in clinical use, (iii) the increasing concerns and publications regarding occupational hazards of working in the cath lab and (iv) our larger sales force footprint to create a broader customer reach, smaller sales territories and a more efficient sales force, will enable us to continue to drive substantial growth of both new CorPath System sales and CorPath Cassette sales.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. We are currently assessing the impact of this standard to our consolidated financial statements.

In January 2015, the FASB issued Financial Accounting Standards Update - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, previously required that an entity separately classify, present, and disclose extraordinary events and transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the impact of this standard to its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required by this Item, together with the report of our independent registered public accounting firm, Ernst & Young LLP, begin on page F-1, immediately following the signatures to this Report. Please refer to Item 15 of this report for an index of the consolidated financial statements included in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of David M. Handler, our Chief Executive Officer (Principal Executive Officer), and David W. Long, our Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, and in part to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Controls Over Financial Reporting

On August 12, 2014, we consummated a reverse acquisition of Corindus, Inc., the accounting acquirer, and, as a result, our internal controls over financial reporting were supplanted by those of Corindus, Inc. prior to the reverse acquisition. Accordingly, all of our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting changed during our last fiscal year. Therefore, in accordance with SEC Compliance and Disclosure Interpretations, Section 215.02, we have not provided a report on management’s assessment of our internal controls over financial reporting for the year-ended December 31, 2014.

Although we have not undertaken a comprehensive assessment of our internal control over financial reporting, our senior management has concluded that a material weakness exists in our internal controls relating to our accounting for overhead costs which affected inventories and property and equipment. Specifically, our cost accounting and reserve estimate processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, which was primarily the result of an insufficient number of qualified accounting resources to ensure adequate technical review of inventory accounting issues during the financial statement close process. We are remediating this weakness, primarily by utilizing the services of outside consultants, performing an analysis of and implementing enhancements to internal controls and by reconsidering our overall financial accounting staffing needs.

We will undertake management’s assessment on internal control over financial reporting for the year ended December 31, 2015. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The assessment will include the full documentation of our routine, non-routine and estimation processes and internal controls as well as our entity level controls, including the effect of informational technology on our processes, as well as the necessary internal control testing.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our directors and executive officers. Our directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Our executive officers are appointed by and serve at the pleasure of our Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last annual report.

Below are the names of, and certain information regarding, the Company’s current executive officers and directors, who were elected and appointed on August 12, 2014:

Name	Age	Position
David M. Handler	55	Chief Executive Officer, President, Director
David W. Long	44	Chief Financial Officer, Senior Vice President, Treasurer, Secretary
Jeffrey Lightcap	56	Chairman
Hillel Bachrach	69	Director
Jeffrey Gold	67	Director
David White	67	Director
Gerard Winkels	58	Director
Michael Mashaal	42	Director

Pursuant to various funding agreements with Corindus, Inc., (i) HealthCor Partners Fund, LP, HealthCor Hybrid Offshore, Ltd. and HealthCor Partners Fund II, LP appointed Mr. Lightcap and Mr. Mashaal to serve as a director of Corindus, Inc., (ii) 20/20 Capital III, LLC appointed Mr. Bachrach to serve as a director of Corindus, Inc. and (iii) Koninklijke Philips N.V. (“Philips Parent”) appointed Mr. Winkels to serve as a director of Corindus, Inc. The agreements that permitted certain persons or entities to designate members of the Board of Directors of Corindus, Inc. terminated upon the closing of the Acquisition on August 12, 2014 pursuant to the terms of the Acquisition Agreement. We currently have no arrangements or understandings between our officers and directors or any other person pursuant to which any director or officer was or is to be selected as a director or officer of the Company or any of our subsidiaries, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors of the Company or any of our subsidiaries.

The following is a brief description of the education and business experience during at least the past five years for each of our directors and executive officers, indicating the person’s principal occupation during that period, and the name of the organization in which such occupation and employment were carried out.

David M. Handler

Chief Executive Officer, President and Director

David M. Handler was elected as a director and was appointed as our Chief Executive Officer and President on August 12, 2014. From October 2008 to August 12, 2014, Mr. Handler served as Chief Executive Officer, President and director of Corindus, Inc. Prior to joining Corindus, Inc., Mr. Handler served in General Manager positions at General Electric from October 1998 until September 2008. Mr. Handler has over 30 years of service in sales, marketing and leadership roles in the medical device, healthcare and plastics industries. Mr. Handler earned a B.A. in Economics from Union College in Schenectady, New York and completed an Executive Leadership and Management Program at the GE Management Development Institute, including his Six Sigma certification. Mr. Handler is also a board member and officer of Organization for Occupational Radiation Safety in Interventional Flouroscopy (ORSIF), a non-profit that raises awarness of health risks associated with occupational ionizing radiation exposure.

David W. Long

Chief Financial Officer, Senior Vice President, Treasurer and Secretary

David W. Long was appointed as our Chief Financial Officer, Senior Vice President, Treasurer and Secretary on August 12, 2014. From September 2011 to August 12, 2014, Mr. Long served as Chief Financial Officer and Vice President of Administration of Corindus, Inc. Prior to joining Corindus, Inc., Mr. Long served in positions as Vice President of Finance and Division Controller at Thermo Fisher Scientific Corporation from September 2004 to September 2011. Mr. Long brings 20 years of financial experience with private and public companies, including International Rectifier Corporation, Polaroid Corporation and PPG Industries. Mr. Long earned his B.S. in Business Administration from the University of Massachusetts Lowell and his Masters in Government Administration from the University of Pennsylvania.

Jeffrey C. Lightcap

Chairman

Jeffrey C. Lightcap was elected as a director on August 12, 2014 and was originally appointed by HealthCor as a director of Corindus, Inc. From March 2008 to August 12, 2014, Mr. Lightcap served as a director of Corindus, Inc. and he served as Chairman from April 12, 2012 to August 12, 2014. Since October 2006, Mr. Lightcap has served as a Senior Managing Director at HealthCor Partners Management, LP, a leading growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech and HCIT sectors. From 1997 to mid-2006, Mr. Lightcap was a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap currently serves as a director of the following companies: CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company; IASIS Healthcare Corporation, a privately-held company that owns and operates community-focused hospitals in high growth urban and suburban markets; Practice Partners in HealthCare, a privately-held company specializing in management and operation of ambulatory surgical centers; Paradigm Spine, LLC, a leader in the field of non-fusion, spinal implant technology; and Heartflow, a company focused on the non-invasive diagnosis of coronary artery disease. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an M.B.A. from the University of Chicago. Mr. Lightcap’s experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

Hillel Bachrach

Director

Hillel Bachrach was elected as a director on August 12, 2014 and was originally appointed by 20/20 Capital III, LLC as a director of Corindus, Inc. From February 2008 to August 12, 2014, Mr. Bachrach served as a director of Corindus, Inc. Mr. Bachrach is an executive with 30 years of hands-on management and board experience with introductions of new, innovative and revolutionary medical technologies. Mr. Bachrach was the co-founder and Executive Vice President of ESC Medical Systems from 1993 to 1995, and from 1996 to 1999, when his tenure with ESC ended, he was the Vice Chairman and the Executive Vice President of Business Development and Strategic Planning. ESC Medical Systems (now Lumenis) was one of the first medical laser/flash lamp companies addressing cosmetic applications. From a total venture capital investment of $2 million, ESC went public on NASDAQ in January 1996, with a secondary offering in June 1996. Through multiple strategic acquisitions, ESC reached an approximate valuation of $1 billion in 1998. In 1999, after leaving ESC, Mr. Bachrach co-founded MSq, Ltd. (now Alma Laser), another innovator in the medical laser field. A portion of Alma Laser was sold in 2006 to TA Associates and the entire company was sold in 2013 to Fuson (a Chinese pharmaceutical company). Mr. Bachrach served as the Chief Executive Officer of Orex Computerized Radiography, a manufacturer of Computerized Radiography systems and software. He led the sale of Orex to Eastman Kodak in 2005. Since 2006, Mr. Bachrach has served as the Active-Chairman of Viztek, a leading HCIT provider. Mr. Bachrach also served as the President of Odin Medical Technologies, Inc. (acquired by Medtronic). Mr. Bachrach is currently a director of UltraSPECT, Ltd., provider of unique cardiac and general purpose reconstruction software solutions for nuclear medicine diagnostic imaging hardware. He received his MBA from the Kellogg Graduate School of Management in 1976 and a B.S. in Electrical Engineering from Technion Israeli Institute of Technology in 1971.

Jeffrey Gold

Director

Jeffrey Gold was elected as a director on August 12, 2014. From February 2011 to August 12, 2014, Mr. Gold served as a director of Corindus, Inc. Mr. Gold currently serves as President and Chief Operating Officer for Myoscience, Inc., an innovation-driven medical technology company based in Silicon Valley, California, dedicated to establishing their proprietary platform technology, Focused Cold Therapy,™ as the preeminent treatment for conditions involving nerves. He previously served as President and Chief Executive Officer of Velomedix Inc., a venture-backed company that developed a unique technology for rapidly inducing therapeutic hypothermia in patients undergoing severe acute cardiovascular events, such as heart attack and cardiac arrest. Prior to Velomedix, Mr. Gold was a Venture Partner for Longitude Capital where he focused on investments in medical devices. From 2001 to 2005, he was the Chief Executive Officer of CryoVascular Systems, a medical device company developing treatments for peripheral vascular disease. CryoVascular was acquired by Boston Scientific Corporation in 2005. From 1997 to 2000, Mr. Gold was the Chief Operating Officer and Executive Vice President of CardioThoracic Systems (NASDAQ: CTSI), a medical device company focused on developing products to enable off-pump open-heart surgery. CTSI was acquired by Guidant Corporation. Prior to CTSI, Mr. Gold spent 18 years with Cordis Corporation, now the primary cardiovascular device subsidiary of Johnson & Johnson, in a series of roles of increasing responsibility and scope. He was co-founder and President of Cordis Endovascular Systems, the subsidiary company that initially focused on the interventional neuroradiology and peripheral markets. Mr. Gold holds an MBA from the University of Florida and a B.S. in Engineering from Northeastern University and is a graduate of GE’s Manufacturing Management Program.

David R. White

Director

David R. White was elected as a director on August 12, 2014. From June 9, 2010 to August 12, 2014, Mr. White served as a director of Corindus, Inc. From December 1, 2000 to November 1, 2010, Mr. White served as the Chief Executive Officer of IASIS Healthcare Corporation and he served as the Chief Executive Officer of IASIS Healthcare LLC from December 1, 2000 to October 2010. Mr. White served as the President of IASIS Healthcare Corporation from May 22, 2001 to May 2004 and also served as the President of IASIS Healthcare LLC from May 22, 2001 to May 2004. He served as the President and Chief Executive Officer of LifeTrust, from November 1998 to November 2000.From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation. Previously, Mr. White served as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. He has been Executive Chairman of Anthelio Healthcare Solutions Inc. since June 2012 and has been its Independent Director since July 28, 2011. He has been Chairman of the Board at IASIS Healthcare Corporation since December 1, 2000 and served the same position from October 1999 to November 30, 2000. He has been Member of Strategic Advisory Board of Satori World Medical, Inc. since 2011. He has been a Director of REACH Health, Inc. since August 30, 2011. He also serves as a director to CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company. He served as Non-Executive Director at Parkway Holdings Limited from July 15, 2005 to March 8, 2007. Mr. White earned a B.S. in Business Administration from the University of Tennessee in Knoxville, TN in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, TX in 1973. Mr. White’s lifetime career and knowledge in the healthcare industry field makes him well-qualified to serve as a director of the Company.

Gerard Winkels

Director

Gerard Winkels was elected as a director on August 12, 2014 and was originally appointed by Philips Parent as a director of Corindus, Inc. From January 2011 to August 12, 2014, Mr. Winkels served as a director of Corindus, Inc. Mr. Winkels is currently the VP GM of Interventional Cardiology Solutions at Philips HealthTech, leading a Business Innovation group chartered to develop/acquire a portfolio of procedure innovations with smart instruments in Interventional Cardiology. Mr. Winkels has been with Philips Healthcare for over 30 years in various marketing, product management and leadership roles including MR/CT lead for Europe and GM Electrophysiology. Mr. Winkels has proven experience in both upstream (leading innovation, establishing vision, finalizing projects, building strategies) and downstream (communicating solutions, driving sales and building customer loyalty) operations, all of which make him well-qualified to serve as a director of the Company. Mr. Winkels received his M.S. in Physics from the University of Utrecht in 1983.

Michael Mashaal, MD

Director

Dr. Mashaal was elected as a director on August 12, 2014 and was originally appointed by HealthCor as a director of Corindus, Inc. From October 2012 to August 12, 2014 and from March 2008 until February 2011, Dr. Mashaal served as a director of Corindus, Inc. Since September 2008, Dr. Mashaal has served as Managing Director of HealthCor Partners Management, L.P. a leading growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech and HCIT sectors. Previously, from 2000 to 2008, Dr. Mashaal served as a Research Analyst focused on healthcare and biotechnology for several institutional investment firms. Dr. Mashaal graduated from Emory University in 1994 with a B.A. in Biology. After receiving an M.D. at State University of New York at Stony Brook School of Medicine in 1998, Dr. Mashaal trained in general surgery at the University Hospital at Stony Brook from 1998 to 1999. Dr. Mashaal’s background in the healthcare and biotechnology industries makes him well-qualified to serve as a director of the Company.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers or “control persons” has been involved in any of the following events during the past 10 years and none of our control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business or securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, not subsequently reversed, suspended, or vacated.

Committees of the Board

On October 17, 2014, our Board of Directors approved charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, appointed members to each Committee, and named a Chair of each Committee. The charter for each of these committees is available on our website at www.corindus.com.

Audit Committee

The purpose of the Audit Committee is to assist our Board of Directors with oversight of (i) the quality and integrity of our financial statements and its related internal controls over financial reporting, (ii) our compliance with legal and regulatory compliance, (iii) the independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our independent registered public accounting firm. The Audit Committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance.

Members of the Audit Committee are Michael Mashaal, David White and Gerard Winkels. Mr. Mashaal serves as Chair. The Board of Directors has at this time not determined whether any director is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

Compensation Committee

The primary purpose of our Compensation Committee is to oversee the policies of our Company relating to compensation of our executives and make recommendations to our Board of Directors, as appropriate, with respect to such policies. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees.

Members of the Compensation Committee include Jeffrey Lightcap, Hillel Bachrach and Jeffrey Gold. Mr. Lightcap serves as Chair.

Nominating and Corporate Governance Committee

The primary purposes of our Nominating and Corporate Governance Committee are to (i) identify, review and recommend qualified candidates for membership on our Board of Directors and the Board committees and (ii) develop and recommend to the Board of Directors the appropriate corporate governance principles and practices and (iii) oversee the evaluation of the Board of Directors through the annual review of the performances of the Board and its committees.

Members of the Nominating and Corporate Governance Committee include Jeffrey Gold, Jeffrey Lightcap and David White. Mr. Gold serves as Chair.

Company Policies

Code of Business Conduct and Ethics

On October 17, 2014, our Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors and executive officers. This code is intended to focus the members of the Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers are required to sign this code on an annual basis. Our Code of Business Conduct and Ethics is available on our website at www.corindus.com.

Code of Ethics for Financial Executives

On October 17, 2014, our Board of Directors adopted a Code of Ethics applicable to all of our financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of our financial executives, and directs that they (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence, and diligence; and

(v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of our financial executives are required to sign this code on an annual basis. Our Code of Ethics for Financial Executives is available on our website at www.corindus.com.

Insider Trading Policy

On October 17, 2014, our Board of Directors adopted an Insider Trading Policy applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against our policy as such trading can cause significant harm to the reputation for integrity and ethical conduct of our company. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at our sole discretion, including dismissal for cause. All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis. Our Insider Trading Policy is available on our website at www.corindus.com.

Other Policies

On October 17, 2014, our Board of Directors also adopted a Whistleblower Policy and Related Party Transactions Policy. These policies are available on our website at www.corindus.com.

ITEM 11.	EXECUTIVE COMPENSATION.

This section discusses the principals underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the narrative and tables that follow.

Overview

The objectives of our compensation program for our executive officers seek to promote the creation of long-term stockholder value by:

•	tying a portion of those executives’ total compensation to Company and individual performance measures that are expected to position our Company for long-term success; and

•	attracting, motivating, and retaining high-caliber executives with the skills necessary to achieve our business objectives in a competitive market for talent.

We use a mix of components in pursuing these objectives:

•	base salary;

•	annual cash bonuses;

•	equity awards in the form of stock options;

•	benefits and perquisites; and

•	arrangements regarding compensation upon termination of employment.

Our practice has been and will continue to be to combine the components of our executive compensation program to align compensation with measures that correlate with the creation of long-term stockholder value and to achieve a total compensation level appropriate for our size and corporate performance. In pursuing this, we offer an opportunity for income in the event of successful corporate financial performance, matched with the prospect of less compensation in the absence of successful corporate financial performance. Our philosophy is to make a greater percentage of an employee’s compensation based on our Company’s performance as he or she becomes more senior, with a significant portion of the compensation of our executive officers based on the achievement of Company performance goals because the performance of these officers is more likely to have a direct impact on our achievement of strategic and financial goals that are most likely to affect stockholder value. At the same time, our Board of Directors believes that we must attract and retain high-caliber executives, and therefore must offer a mixture of fixed and incentive compensation at levels that are attractive in light of the competitive market for senior executive talent.

Historically, our Board of Directors has reviewed the total compensation of our executive officers and the mix of components used to compensate those officers on an annual basis. In determining the total amount and mix of compensation components, our Board of Directors strives to create incentives and rewards for performance consistent with our short- and long-term Company objectives. Our Board of Directors relies on its judgment about each individual rather than employing a formulaic approach to compensation decisions. Our Board of Directors has not assigned a fixed weighting among each of the compensation components. Our Board of Directors assesses each executive officer’s overall contribution to our business, scope of responsibilities, and historical compensation and performance to determine annual compensation. In making compensation decisions, our Board takes into account input from our board members and our Chief Executive Officer based on their experiences with other companies. We have not engaged third-party consultants to benchmark our compensation packages against our peers; however, going forward, we anticipate that our Compensation Committee may, from time to time as it sees fit, retain third-party executive compensation specialists in connection with determining cash and equity compensation and related compensation policies in the future.

Role of Our Compensation Committee

Historically, our Board of Directors determined and administered the compensation of our Chief Executive Officer and our Chief Financial Officer, who subject to the approval of our Board of Directors, determined the compensation of our other executive officers. Currently, our Compensation Committee, formed on October 17, 2014, will make the ultimate decisions regarding compensation for our Chief Executive Officer. This shift in our compensation determination processes and procedures did not affect our Chief Executive Officer’s 2014 compensation. Our Chief Executive Officer and Chief Financial Officer may from time to time attend meetings of our Compensation Committee or our Board of Directors, but will have no final decision authority with respect to compensation. Annually, our Compensation Committee will evaluate the performance of our Chief Executive Officer and determine our Chief Executive Officer’s compensation in light of the goals and objectives of our compensation program. The decisions relating to our Chief Executive Officer’s compensation will be made by the Compensation Committee, which will review its determinations with our Board of Directors without the presence of management prior to its final determination. Decisions regarding the Chief Financial Officer’s compensation will be made by our Compensation Committee after considering recommendations from our Chief Executive Officer. As noted above, in the future we may engage an independent compensation consultant to assist the compensation committee in making its compensation determinations.

Risk Management Considerations

Our Board of Directors believes that our executive compensation program creates incentives to create long-term value while minimizing behavior that leads to excessive risk. The earnings before interest, taxes, depreciation, and amortization (EBITDA), the financial metric used to determine the amount of an executive’s company-based performance bonus, has ranges that encourage success without encouraging excessive risk taking to achieve short-term results. In addition, at maximum performance levels, cash incentive compensation cannot exceed 60% of our Chief Executive Officer’s base salary and 40% of our Chief Financial Officer’s base salary. Options granted to our executives become exercisable over various times and remain exercisable for up to ten years from the date of grant, encouraging executives to look to long-term appreciation in equity values.

Summary Compensation Table

The following table sets forth information concerning the total compensation of our executive officers, and next two highest paid employees earning over $0.1 million (both of whom are non-executive officers), paid by us for each of our fiscal years ended December 31, 2014 and 2013.

The following table includes the dollar value of base salaries, bonus awards, Corindus, Inc. Options granted and exchanged for Company Options and certain other compensation (in thousands), if any, whether paid or deferred.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(6)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David M. Handler(2)	2014	305	40	—	—	—	—	33	378
Chief Executive Officer and President	2013	300	75	—	—	—	—	30	405

David W. Long(3)	2014	254	32	—	73	—	—	30	389
Chief Financial Officer and Sr. Vice President	2013	219	65	—	—	—	—	29	313

Tal Wenderow(4)	2014	224	30	—	27	—	—	33	314
Vice President Product and Business Development	2013	219	9	—	—	—	—	31	259

Matthew Chiminski(5)(7)	2014	227	109	—	—	—	—	29	365
Vice President Sales and Service	2013	225	74	—	170	85	—	30	584

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model.
(2)	For 2014, All Other Compensation includes $10 for 401k contribution and $23 for health insurance premiums paid by the Company on Mr. Handler’s behalf. For 2013, All Other Compensation includes $8 for 401k contribution and $21 for health insurance premiums paid by the Company on Mr. Handler’s behalf
(3)	For 2014 All Other Compensation includes $7 for 401k contribution and $23 for health insurance premiums paid by the Company on Mr. Long’s behalf. For 2013, All Other Compensation includes $7 for 401k contribution and $21 for health insurance premiums paid by the Company on Mr. Long’s behalf.
(4)	For 2014, All Other Compensation includes $10 for 401k contribution and $23 for health insurance premiums paid by the Company on Mr. Wenderow’s behalf. For 2013, All Other Compensation includes $8 for 401k contribution and $22 for health insurance premiums paid by the Company on Mr. Wenderow’s behalf.
(5)	For 2014, All Other Compensation includes $6 for 401k contribution and $23 for health insurance premiums paid by the Company on Mr. Chiminski’s behalf. For 2013, All Other Compensation includes $9 for 401k contribution and $21 for health insurance premiums paid by the Company on Mr. Chiminski’s behalf.
(6)	Amount relates to the year in which the bonus was earned.
(7)	Includes commission payments.

Outstanding Equity Awards at Fiscal Year-End 2014

The table below shows equity awards outstanding to our executive officers at Corindus, Inc.’s fiscal year ended December 31, 2014, which equity awards consists solely of Corindus, Inc. Options previously issued under the Corindus, Inc. 2006 Umbrella Option Plan and the Corindus, Inc. 2008 Stock Incentive Plan. The Corindus, Inc. Options were exchanged for Company Options as of the Closing of the Acquisition pursuant to the Exchange Ratio and are reflected as such below.

	Option Awards							Stock Awards
Name and Office	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David M. Handler, (CEO)	946,928	(1)	—		—	$0.92	9/30/18	—	—	—	—
	947,328	(2)	—		—	$0.34	3/24/20	—	—	—	—
	909,575	(3)	454,787	(3)	—	$0.75	4/11/22	—	—	—	—

David W. Long	479,414	(4)	110,634	(4)	—	$0.55	9/4/21	—	—	—	—
(CFO)	—	(5)	285,773	(5)	—	$0.75	6/4/24	—	—	—	—

(1)	All 946,928 underlying shares fully vested on October 1, 2012.
(2)	All 947,328 underlying shares fully vested on March 25, 2014.
(3)	An aggregate of 341,091 underlying shares vested on April 12, 2013 and an aggregate of 28,424 underlying shares vested monthly from May 31, 2013 through December 31, 2014. An aggregate of 28,424 underlying shares vest monthly from January 31, 2015 through March 12, 2016 and 28,424 underlying shares vest on April 30, 2016.
(4)	An aggregate of 147,512 underlying shares vested on September 5, 2012 and an aggregate of 12,293 underlying shares vested monthly from October 31, 2012 through December 31, 2014. An aggregate of 12,293 underlying shares vest monthly from January 31, 2015 through August 31, 2015 and 12,293 underlying shares vest on September 30, 2015.
(5)	An aggregate of 71,443 underlying shares vest on June 24, 2015. An aggregate of 5,954 underlying shares vest monthly from July 24, 2015 through May 24, 2018 and 5,954 underlying shares vest on June 24, 2018.

Employment Agreements

Employment Agreement with David Handler

Mr. Handler is our Chief Executive Officer and President. On September 3, 2008, Corindus, Inc. and Mr. Handler entered into the Employment Agreement under which Mr. Handler began employment on October 1, 2008 on an at will basis until his employment is terminated pursuant to the terms thereof. Mr. Handler’s employment is voluntary and he is free to terminate his employment at any time subject to the provisions provided therein. We are free to terminate Mr. Handler’s employment at any time, with or without cause and without further obligation or liability subject to the provisions provided therein. Mr. Handler agreed to devote his entire business time, attention and energies to the business and interest of the company during the term of his employment. Mr. Handler was eligible for and was paid a signing bonus of $50,000 payable prior to February 28, 2009.

Terms provide for Mr. Handler to receive an annual base salary of $275,000 for the first one-year period commencing on October 1, 2008, which salary is subject to adjustment thereafter as determined by the Board. Beginning with the year ended December 31, 2009, Mr. Handler became eligible for a bonus payment of up to 30% of his annual salary for the year immediately preceding payment of such bonus based on achievement of performance objectives contained in an annual board-approved plan. Any bonus award is to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned, with the first potential bonus to be paid on March 15, 2010, and conditioned upon Mr. Handler’s employment at the end of the immediately preceding fiscal year. On October 20, 2014, our Compensation Committee approved the incentive compensation award to Mr. Handler of $75,000 earned in 2013 and increased his annual base salary to $325,000, both effective on October 20, 2014. In addition, for the purpose of calculating the annual incentive compensation award to Mr. Handler for 2015, the target will be 100% of Mr. Handler’s annual base salary.

On September 11, 2008, Mr. Handler was granted a Corindus, Inc. Option to purchase 946,928 common shares of Corindus, Inc. at an exercise price of $0.92 per share. The shares underlying the Option vested as follows: 25% vest after one year of continuous service with the balance to vest in equal monthly installments over the following 36 months.

The Employment Agreement may be terminated at the election of either party with no less than a 30-day written notice of termination. Mr. Handler may be immediately terminated by Corindus for cause. Cause shall mean (a) a good faith finding by Corindus that (i) Mr. Hander failed to perform his assigned duties or (ii) he engaged in dishonesty, gross negligence or misconduct, or (b) the conviction of Mr. Handler, or the entry of a pleading of guilty or nolo contendere by Mr. Handler to any crime involving moral turpitude or any felony. In the event that Mr. Handler’s employment is involuntarily terminated by Corindus, Inc. without cause, he will continue to receive his base salary and benefits for a period of six months conditioned on his execution of a standard form of release of Corindus, Inc. and associated persons from any claims within 30 days from the date of the termination.

In addition to containing typical provisions for fringe benefits, the Employment Agreement contains non-competition and non-solicitation clauses.

Employment Arrangements with David Long

Mr. Long is our Chief Financial Officer, Senior Vice President, Secretary and Treasurer. Effective September 5, 2011, the terms of his employment included an annual base salary of $205,000 and an incentive bonus of up to 30% of his base salary based on the performance of Corindus, Inc. and his individual achievement. On April 12, 2012, Mr. Long was granted a Corindus, Inc. Option, which in accordance with the Exchange Ratio in the Acquisition Agreement, was exchanged for a Company Option to purchase 590,048 shares of the Company’s Common Stock at an exercise price of $0.55 per share. The underlying shares vest as follows: 25% vest on September 5, 2012, the first anniversary of Mr. Long’s employment date, with the balance to vest in equal monthly installments over the following 36 months. In June 2014, Mr. Long received the promotion to Senior Vice President with a base salary increase to $250,000 retroactive to January 1, 2014, an increase in his incentive bonus up to 40% and an increase in his level of participation in future stock option awards. Mr. Long was also granted a Corindus, Inc. Option, which in accordance with the Exchange Ratio in the Acquisition Agreement, was exchanged for a Company Option to purchase 285,773 shares of the Company’s Common Stock at an exercise price of $0.75 per share. The underlying shares vest as follows: 25% vest on the anniversary date of the Option with the balance to vest in equal monthly installments over the following 36 months. In addition, he became eligible to receive severance benefits equal to his base salary and health benefits for a period of twelve months from the date of his termination, without cause, subject to his execution of a release and mitigation obligations. In addition to containing typical provisions for fringe benefits, the Employment Agreement contains non-competition and non-solicitation clauses.

On October 20, 2014, our Compensation Committee approved the 2013 incentive compensation award to Mr. Long of $65,000 and increased his annual base salary to $275,000, both effective on October 20, 2014. In addition, for the purpose of calculating the annual incentive compensation award to Mr. Long for 2015, the target will be 50% of Mr. Long’s annual base salary.

Non-Disclosure, Confidentiality, Assignment and Non-Competition Agreements

Every officer, director and employee of ours is required to sign a Non-Disclosure, Confidentiality, Assignment and Non-Competition Agreement (the “Agreement”) upon hiring. The Agreement contains standard clauses regarding the confidentiality and non-disclosure of Company information and requires the return of all confidential Company information upon termination. The employees also agree that any inventions are to be assigned to the Company as our sole property. For a period of twelve months after termination, employees commit (i) to not compete with the Company, (ii) to not convert or attempt to convert the Company’s customers and prospective customers, (iii) to not directly or indirectly hire or recruit the Company’s employees or consultants and (iv) to notify the Company of any change of address and subsequent employment.

Post-Employment Compensation

Pension Benefits

We do not offer any defined benefit pension plans for any of our employees. We do have a 401(k) plan in which our employees may participate.

Potential Payments Upon Termination or Change in Control

The tables below reflect the amount of compensation to our executive officers in the event of termination of such executive’s employment or a change in control. Other than as set forth below, no amounts will be paid to our executive officers in the event of termination.

Severance Arrangements Upon Termination

We have employment agreements with our executive officers as described above. The arrangements reflected in these employment agreements are designed to encourage the officers’ full attention and dedication to our Company currently and, in the event of any proposed change of control, provide these officers with individual financial security. Pursuant to the employment agreements, if the executive is terminated for any reason other than for “cause,” or if he terminates his employment voluntarily for “good reason” (as such terms are defined in the employment agreements), he is entitled to receive severance benefits.

In Mr. Handler’s case, if he was involuntarily terminated by the Company without cause, whether before or after a Change of Control (as defined therein), the Company would continue to pay him his current base salary for a period of six months in accordance with our normal payroll practices and he will be eligible to receive all benefits under welfare benefit plans, practices, policies, and programs provided by us (including medical and group life plans and programs) for the same period.

In Mr. Long’s case, if he was involuntarily terminated by the Company without cause, whether before or after a Change of Control (as defined therein), the Company would continue to pay him his current base salary for a period of twelve months in accordance with our normal payroll practices and he will be eligible to receive all benefits under welfare benefit plans, practices, policies, and programs provided by us (including medical and group life plans and programs) for the same period.

Name	Salary
David M. Handler	$325
David W. Long	$275

Severance Arrangements Upon Change of Control

Pursuant to the employment agreement with Mr. Handler, on the effective date of a “change of control” (as defined in the employment agreement), if Mr. Handler were to elect to terminate his employment for “good reason” or if he is terminated involuntarily without cause, the Company would continue to pay him his current salary for a period of six months in accordance with our normal payroll practices and he will be eligible to receive all benefits under welfare benefit plans, practices, policies, and programs by us (including medical and group life plans and programs) for the same period. Additionally, his remaining unvested option shares will become fully vested. Notwithstanding the above, unvested option shares will become fully vested twelve months after the effective date of a Change of Control.

Pursuant to the employment agreement with Mr. Long, on the effective date of a “change of control” (as defined in the employment agreement), if Mr. Long’s employment is terminated involuntarily without cause, the Company would continue to pay him his current salary for a period of twelve months in accordance with our normal payroll practices and he will be eligible to receive all benefits under welfare benefit plans, practices, policies, and programs by us (including medical and group life plans and programs) for the same period. Additionally, his remaining unvested option shares will become fully vested.

Assuming a change in control of our Company occurred on December 31, 2014 and the executive officers were terminated as a result of the change of control, David M. Handler (our CEO) would receive $.2 million thousand and David W. Long (our CFO) would receive $.3 million thousand pursuant to the terms of their respective employment agreements.

Nonqualified Deferred Compensation

We do not offer any deferred compensation plans for any of our executive officers.

Director Compensation

Except as mentioned below, we do not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse directors that reside outside of Massachusetts for costs associated with travel and lodging to attend such meetings. Our directors may have been granted Corindus Options for the purchase of Corindus Shares. If so, the Corindus Options were exchanged for Company Options.

We agreed to compensate Mr. Gold at the rate of $2 thousand for his attendance at each quarterly board meeting

The following table shows compensation paid to the directors of the Company for services rendered during the years ended December 31, 2014 and 2013. The valuation methodology used to determine the fair value of the Corindus Options issued during the year (which Corindus Options were subsequently exchanged for Company Options) was the Black-Scholes Model, an acceptable model in accordance with ASC 718.

Name (a)	Year	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan com- pensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
David M. Handler(1)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Hillel Bachrach(2)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Jeffrey Gold(3)	2014	8	—	—	—	—	—	8
	2013	8	—	—	—	—	—	8
Jeffrey Lightcap(4)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
David White(5)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Gerard Winkels(4)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Michael Mashaal(4)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—

(1)	As of December 31, 2014, Mr. Handler held 3,258,618 options to purchase shares of our Common Stock, 2,803,831 of which were vested
(2)	As of December 31, 2014, 20/20 Capital III LLC, of which Mr. Bachrach is the controlling member held 82,331 options to purchase shares of our Common Stock and Mr. Bachrach, individually, held 75,006 options to purchase shares of our Common Stock, all of which were vested.
(3)	As of December 31, 2014, Mr. Gold held 182,514 options to purchase shares of our Common Stock, all of which were vested.
(4)	As of December 31, 2014, the director held no options to purchase shares of our Common Stock.
(5)	As of December 31, 2014, Mr. White held 182,514 options to purchase shares of our Common Stock, all of which were vested.

Compensation Committee Interlocks and Insider Participation

Until October 17, 2014, we did not have a Compensation Committee. Currently, our Compensation Committee consists of three members of our Board of Directors; namely, Jeffrey Lightcap, Hillel Bachrach, and Jeffrey Gold. Of those committee members, none are an officer or employee of our Company. No current member of our Compensation Committee serves as a member of a Board of Directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding our 2014 Stock Award Plan is outlined above in Item 5 of this Report.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock (our only class of voting securities) as of March 27, 2015 by the following:

•	each of our directors and executive officers;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person (including an entity) has beneficial ownership of a security if such person possesses sole or shared voting or investment power regarding that security, and includes shares of Common Stock issuable pursuant to options and warrants that are currently exercisable or exercisable within 60 days of the filing date hereof. Shares issuable pursuant to stock options and warrants are deemed outstanding in computing the ownership of the person holding such options and warrants but are not deemed outstanding in computing the ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s Common Stock shown to be beneficially owned thereby, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Corindus Vascular Robotics, Inc., 309 Waverley Oaks Rd., Waltham, Massachusetts 02452.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	David M. Handler, Chief Executive Officer, President and Director	2,945,944	(2)	2.71%
Common Stock	David W. Long, Chief Financial Officer, Sr. Vice President, Treasurer and Secretary	553,185	(3)	*
Common Stock	Jeffrey C. Lightcap, Director	44,924,697	(4)	42.43%
Common Stock	Hillel Bachrach, Director	6,931,673	(5)	6.54%
Common Stock	Jeffrey Gold, Director	182,514	(6)	*
Common Stock	David White, Director	262,921	(7)	*
Common Stock	Gerard Winkels, Director	—		—
Common Stock	Michael Mashaal, Director	—		—
Common Stock	All Officers & Directors as a Group (8 persons)	55,800,934	(8)	50.77%

	Name and Address of Shareholders
Common Stock	Energy Capital, LLC	10,176,000	(9)	9.61%
Common Stock	HealthCor Partners Fund, LP	17,090,941	(10)	16.14%
Common Stock	HealthCor Hybrid Offshore, Ltd.	19,981,655	(11)	18.87%
Common Stock	HealthCor Partners Fund, II, LP	7,852,101	(12)	7.42%
Common Stock	20/20 Capital III, LLC	6,856,667	(13)	6.47%
Common Stock	Koninklijke Philips NV	22,136,008	(14)	20.01%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 105,883,157 shares of Common Stock currently outstanding, as adjusted for each shareholder.
(2)	This amount includes 2,889,096 shares for which Mr. Handler holds vested stock options, including 56,848 shares that vest within 60 days of the filing hereof. The percentage of ownership for Mr. Handler is based on 108,772,253 shares which would be outstanding if all of Mr. Handler’s vested options were exercised.
(3)	This amount includes 528,599 shares for which Mr. Long holds vested stock options, including 24,586 shares that vest within 60 days of the filing hereof. The percentage of ownership for Mr. Long is based on 106,436,342 shares which would be outstanding if all of Mr. Long’s vested options were exercised.
(4)	This amount includes (i) 19,981,655 shares directly owned by HealthCor Hybrid Offshore, Ltd., of which Mr. Lightcap is the controlling member, (ii) 17,090,941 shares directly owned by HealthCor Partners Fund, LP, of which Mr. Lightcap is the controlling member and (iii) 7,852,101 shares directly owned by HealthCor Partners Fund II, LP, of which Mr. Lightcap is the controlling member.
(5)	This amount includes (i) 6,774,336 shares directly owned by 20/20 Capital III LLC (“20/20 Capital”), of which Mr. Bacharach is the controlling member, (ii) 82,331 shares for which 20/20 Capital holds vested stock options and (iii) 75,006 shares for which Mr. Bacharach holds vested stock options. The percentage of ownership for 20/20 Capital is based on 106,040,494 shares which would be outstanding if all of 20/20 Capital’s options and Mr. Bachrach’s options were exercised.
(6)	This amount includes 182,514 shares for which Mr. Gold holds vested stock options. The percentage of ownership for Mr. Gold is based on 106,065,671 shares which would be outstanding if all of Mr. Gold’s vested options were exercised.
(7)	This amount includes (i) 80,407 shares directly owned by Mr. White and (ii) 182,514 shares for which Mr. White holds vested stock options. The percentage of ownership for Mr. White is based on 106,065,671 shares which would be outstanding if all of Mr. White’s vested options were exercised.
(8)

This amount includes all shares directly and indirectly owned by all our directors and executive officers and all shares to be issued directly and indirectly upon exercise of Company Options within 60 days of filing hereof. The percentage of ownership for all our directors and executive officers is based on 109,904,651 shares that would be outstanding if all of our directors’ and executive officers’ Options were exercised.
(9)	Robert J. Smith is the beneficial owner of all shares owned by Energy Capital, LLC.
(10)	This amount includes 17,090,941 shares directly owned by HealthCor Partners Fund, LP, of which Mr. Lightcap is the controlling member.
(11)	This amount includes 19,981,655 shares directly owned by HealthCor Hybrid Offshore, Ltd., of which Mr. Lightcap is the controlling member.
(12)	This amount includes 7,852,101 shares directly owned by HealthCor Partners Fund II, LP, of which Mr. Lightcap is the controlling member.
(13)	This amount includes (i) 6,774,336 shares directly owned by 20/20 Capital, of which Mr. Bacharach is the controlling member and (ii) 82,331 shares for which 20/20 Capital holds vested stock options. The percentage of ownership for 20/20 Capital is based on 106,040,494 shares which would be outstanding if all of 20/20 Capital’s options were exercised.
(14)	This amount includes (i) 17,407,817 shares directly owned by Koninklijke Philips NV (“Philips Parent”) and (ii) 4,728,191 shares due to Philips Parent upon exercise of a currently exercisable warrant. The percentage of ownership for Philips Parent is based on 110,611,348 shares which would be outstanding if Philips Parent’s warrant was exercised.
*	Represents less than 1% of the outstanding shares of our common stock.

All shares of our Common Stock that are owned by former holders of (i) shares of Corindus, Inc., or (ii) the rights to acquire shares of Corindus, Inc., are subject to the terms of a Lock-Up Agreement as discussed herein above. Former shareholders of Corindus, Inc. are subject to the Lock-Up Agreement, including all of our current directors and executive officers that own our securities and HealthCor Partners Fund, LP, HealthCor Hybrid Offshore, Ltd., HealthCor Partners Fund II LP, 20/20 Capital III, LLC and Koninklijke Philips NV.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction which materially affected us since January 1, 2013.

Notes with Stockholders of Corindus, Inc.

On June 14, 2010, Corindus, Inc. entered into non-interest bearing notes receivable with certain of its stockholders for tax payments to be made by such shareholders to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008. The total amount of notes receivable issued is $0.1 million. One of these stockholders is Tal Wenderow, co-founder and executive vice president of Corindus, Inc. at the time of the loan. As part of the reorganization, Corindus, Inc. agreed to make any tax payments on behalf of the stockholders. The notes receivable are repayable upon the disposition of shares owned by each stockholder. Based on the tax ruling, the stockholders and Corindus, Inc. entered into a trust agreement and the stockholders transferred shares to a trustee to serve as collateral on the notes. The portion of the note receivable attributable to Mr. Wenderow was in the principal amount of $8,691, which amount was paid by Mr. Wenderow on August 5, 2014.

Preferred Stock Purchase Agreements with Philips

On January 21, 2011, Corindus, Inc. sold to Koninklijke Philips N.V. (“Philips Parent”) 378,224 shares of Series D Convertible Redeemable Preferred Stock for $21.15 per share. In October 2011, Corindus, Inc. sold Philips Parent 34,629 shares of Series D-1 Preferred Stock for $28.88 per share. In February 2012, Corindus, Inc. sold Philips Parent 32,156 shares of Series D-2 Preferred Stock for $31.10 per share. In October and December 2012, Corindus, Inc. sold Philips Parent 125,623 and 125,623 shares, respectively, of Series E Preferred Stock for $31.84 per share.

Pursuant to the Exchange Ratio in the Acquisition Agreement, the aggregate of 696,255 shares of preferred stock were converted into shares of Corindus, Inc. common stock and then exchanged for 17,407,817 shares of the Company’s Common Stock. In connection with the purchase of the Series D Preferred Stock, Corindus, Inc. issued a Warrant to Philips Parent to purchase 189,112 shares of Series D Preferred Stock at an exercise price of $26.50 per share with an expiration date of October 11, 2017. The Warrant became exercisable upon the issuance of the Series E Preferred Stock on October 12, 2012. Pursuant to the Exchange Ratio in the Acquisition Agreement, the Warrant was exchanged for a Company Warrant to purchase 4,728,191 shares of the Company’s Common Stock at an exercise price of $1.06 per share. The expiration date and all other material terms of the Warrant remain unchanged in the Company Warrant. Philips Parent’s beneficial ownership represents approximately 20% of the Company as of December 31, 2014.

Distribution Agreement with Philips

On January 21, 2011, the Company entered into a distributor agreement with Philips appointing Philips as the sole worldwide distributor for the promotion and sale of our CorPath 200 System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Payments received from Philips for systems shipped under the distribution agreement totaled $0.7 million and $0.4 million in each of 2013 and 2014, respectively. At December 31, 2013 and 2014, Philips owed the Company $0.1 million and $0, respectively, for systems shipped under the distribution agreement. At December 31, 2014, there were no amounts outstanding from Philips. In November 2013, we amended the Philips distribution agreement to allow our sales force to sell directly to customers as well. The distributor agreement with Philips expired on August 7, 2014. On November 18, 2014, following the termination of the distributor agreement with Philips, we entered into a purchase order with Philips for the purchase of one CorPath System on behalf of an end user at a price consistent with the discounted pricing previously provided to Philips under the expired distribution agreement.

Share Repurchase

Immediately after the closing of the Acquisition, the majority shareholder of YIDI prior to the Acquisition and another shareholder of YIDI sold an aggregate of 31,143,700 shares of our Common Stock to us at par value (or an aggregate of $3 thousand) pursuant to a written agreement between such shareholders and us and such shares were immediately canceled and returned to our authorized but unissued shares.

Demand Registration Rights Agreements

On August 12, 2014, we entered into a demand registration rights agreement with each of Philips Parent, HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, L.P., HealthCor Partners Fund II, LP and 20/20 Capital III LLC, which together own an aggregate of approximately 72.58% of the outstanding shares of the Company’s Common Stock after the Closing, in order to grant such shareholders registration rights with respect to their ownership of Company Shares (the “Demand Registration Rights Agreement”). Under the Demand Registration Rights Agreement, the shareholders were granted demand, piggyback and Form S-3 registration rights pursuant to terms therein, exercisable following the required one-year anniversary of Closing and subject to the terms of the Lock-Up Agreements. Pursuant to the Demand Registration Rights Agreement, the Company is required to use its reasonable best efforts to register Company Shares that are subject to a demand notice within sixty days of such demand.

Indemnification Agreement with Gerard Winkels

On January 21, 2011, Corindus, Inc. entered into an Indemnification Agreement with Gerard Winkels, one of our directors. The terms of the Indemnification Agreement requires that we provide Mr. Winkels supplemental indemnification sufficient to retain his services as a director.

Lock-Up Agreements

As required by of the terms of the Acquisition Agreement between the Company and Corindus, Inc., we entered into Lock-Up Agreements with all of the holders of Corindus, Inc. capital stock and stock options and warrants immediately prior to the Acquisition, including security holders affiliated with the Company, covering the aggregate of 87,425,168 shares of our Common Stock and shares reserved for issuance pursuant to options and warrants. Each holder of Corindus, Inc. capital stock and stock options and warrants immediately prior to the Acquisition agreed in the Lock-Up Agreement that, until August 12, 2015 (the one year anniversary of the Closing of the Acquisition), such holder will not sell or dispose of the securities of our Company held thereby. After the completion of this 12-month lock-up period, the holders agreed not to sell or dispose of more than 5.0% of the respective number of our securities held by each such holder per each rolling 90-day period (beginning with the holder’s first sale of securities following the initial 12-month lock-up period) over the following 12-month period.

Forgiveness of Related Party Note

On July 30, 2012 prior to the Acquisition, Your Internet Defender Inc. (“YIDI”), entered into a four-year Consulting Agreement with Yitz Grossman under which the Company agreed to pay him $12 thousand per month for his services. As of July 2, 2014, the Company owed $0.2 million to Mr. Grossman thereunder. On July 2, 2014, the Company and Mr. Grossman entered into a Debt Settlement Agreement pursuant to which the Company agreed to pay approximately $40 thousand to Mr. Grossman immediately and Mr. Grossman agreed to forgive the remaining balance of approximately $0.2 million. In connection therewith, Mr. Grossman also agreed to terminate the Consulting Agreement. On the date of the Debt Settlement, Mr. Grossman was the husband of Lisa Grossman, the Company’s then President.

Loan Agreement and Spin-Out Agreement

On June 30, 2014, prior to the Acquisition, YIDI entered into a Loan Agreement and Promissory Note with Lisa Grossman, the Company’s then President and director and a stockholder of the Company, pursuant to which the Company borrowed approximately $0.2 million to be used to pay certain of the Company’s liabilities (the “Grossman Note”). The Company’s liabilities paid with proceeds of the Grossman Note included among other things principal and interest on notes payable and advances made by Mrs. Grossman to the Company. The Note accrued interest at the rate of two percent (2%) and was due on or before December 30, 2014. At the Closing of the Acquisition, in accordance with to the terms of the Grossman Note and pursuant to a Spin-Out Agreement entered into in connection with the Acquisition, the former business of the Company was transferred to Mrs. Grossman and Mrs. Grossman assumed all liabilities related to the former business of the Company.

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The table below sets forth the aggregate fees billed for years ended December 31, 2013 and 2014 for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with regulatory filings.

Fee Category	Year ended December 31, 2013	Year ended December 31, 2014
	(in thousands)
Audit fees(1)	$111	$311
Audit-related fees(2)	—	498
Tax fees(3)	—	—
All other fees(4)	—	—

Total fees	$111	$809

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for review of our interim consolidated financial statements including our quarterly reports on Form 10-Q and for services that are normally provided in connection with regulatory filings.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.” These amounts include accounting consultations and regulatory filings associated with the reverse merger transaction.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Policies

Prior to our engagement of our independent registered public accounting firm, such engagement was approved by our Board of Directors. The services provided under the engagement may include audit services, audit-related services, tax services and other services. Our audit committee is responsible for, among other things, the selection, appointment, retention and dismissal of our independent registered public accounting firm. Additionally, our audit committee adopted a policy requiring that it pre-approve all fees paid to our independent registered public accounting firm, regardless of the type of service. All non-audit services were reviewed with the audit committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

See Index to Financial Statements immediately following the signature page of this Report.

(b)	Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements, or are inapplicable or otherwise not required.

(c)	Exhibits

Exh. No.	Date	Document

2.1	August 5, 2014	Securities Exchange and Acquisition Agreement between Your Internet Defender Inc., and Corindus, Inc.(3)

3.1	May 4, 2011	Articles of Incorporation(1)

3.2	June 3, 2011	Certificate of Correction to Articles of Incorporation(1)

3.3	August 12, 2014	Certificate of Amendment and Restatement of Articles of Incorporation(3)

3.4	n/a	Bylaws(1)

3.5	n/a	First Amendment to Bylaws(6)

10.1	September 3, 2008	Employment Agreement between Corindus, Inc. and David M. Handler(4)

10.2	January 21, 2011	Indemnification Agreement between Corindus and Gerard Winkels(4)

10.3	October 24, 2012	Lease Agreement(4)

10.4	June 11, 2014	Loan and Security Agreement between the Company and Steward Capital Holdings(7)†

10.5	June 11, 2014	Warrant to Steward Capital Holdings(4)

10.6	June 11, 2014	Intellectual Property Loan Agreement between the Company and Steward Capital Holdings(7)†

10.7	June 30, 2014	Resignation of Lisa Grossman(2)

10.8	June 30, 2014	Resignation of Gabriel Solomon(2)

10.9	June 30, 2014	Loan Agreement between the Company and Lisa Grossman(2)

10.10	June 30, 2014	Promissory Note for $248,831.59 issued to Lisa Grossman(2)

10.11	July 2, 2014	Debt Settlement Agreement between the Company and Yitz Grossman(2)

10.12	n/a	Form of Employee Stock Option for 2006 Option Holders(3)

10.13	n/a	Form of Director Stock Option for 2006 Option Holders(3)

10.14	n/a	Form of Employee Stock Option for 2008 Option Holders(3)

10.15	n/a	Form of Officer Stock Option for 2008 Option Holders(3)

10.16	n/a	Form of Director Stock Option for 2008 Option Holders(3)

10.17	August 5, 2014	Form of Lock-up Agreement(3)

10.18	August 5, 2014	Form of Stock Purchase Agreement for Equity Infusion(3)

Exh. No.	Date	Document

10.19	August 5, 2014	Form of Private Investor Registration Rights Agreement for Equity Infusion(3)

10.20	August 5, 2014	Demand Registration Rights Agreement(3)

10.21	August 12, 2014	2014 Stock Award Plan(3)

10.22	August 12, 2014	Interest Transfer Agreement(4)

10.23	August 12, 2014	Replacement Warrant to Steward Capital Holdings(4)

10.24	August 12, 2014	Replacement Warrant to Narkis Gryp Ltd. (4)

10.25	August 12, 2014	Replacement Warrant to Koninklijke Philips Electronics, N.V. (4)

10.26	August 12, 2014	Spin-Out Agreement between the Company and Lisa Grossman (4)

10.27	August 12, 2014	Repurchase Agreement(4)

10.28	September 12, 2014	Securities Purchase Agreement between the Company and certain purchasers, form of(5)

10.29	September 15, 2014	Amendment to Securities Purchase Agreement between the Company and certain purchasers, form of(5)

10.30	December 23, 2010	Distributor Agreement with Philips Medical Systems Nederland BV(7)†

10.31	November 18, 2014	Purchase Order with Philips Medical Systems Nederland BV(7)†

21	n/a	Subsidiaries of the Registrant*

31.1	March 30, 2015	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

31.2	March 30, 2015	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	March 30, 2015	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.* **

32.2	March 30, 2015	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.* **

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on August 31, 2011.
(2)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on July 7, 2014.
(3)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on August 6, 2014.
(4)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on August 15, 2014.

(5)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on September 16, 2014.
(6)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on November 14, 2014.
(7)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on October 21, 2014.
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2015

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ David M. Handler
David M. Handler
Chief Executive Officer
Principal Executive Officer

By:	/s/ David W. Long
David W. Long
Chief Financial Officer
Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Handler and David W. Long and each of them his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate and to file the same, with exhibits thereto, and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David M. Handler David M. Handler	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2015

/s/ David W. Long David W. Long	Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2015

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Chairman	March 30, 2015

/s/ Hillel Bachrach Hillel Bachrach	Director	March 30, 2015

/s/ Jeffrey Gold Jeffrey Gold	Director	March 30, 2015

/s/ David White David White	Director	March 30, 2015

/s/ Gerard Winkels Gerard Winkels	Director	March 30, 2015

/s/ Michael Mashaal Michael Mashaal	Director	March 30, 2015

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act

No annual report covering the Company’s last fiscal year has been sent to security holders as of the date of this Report. No proxy statement, form of proxy or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders. If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.

CORINDUS VASCULAR ROBOTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Corindus Vascular Robotics, Inc.

We have audited the accompanying consolidated balance sheets of Corindus Vascular Robotics, Inc. (the Company) as of December 31, 2013 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corindus Vascular Robotics, Inc. at December 31, 2013 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2015

CORINDUS VASCULAR ROBOTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2013	2014
Assets
Current Assets:
Cash and cash equivalents	$9,845	$28,526
Accounts receivable, net of allowance for doubtful accounts of $3 and $0, respectively	35	473
Due from related party	125	—
Inventories, net	2,464	1,519
Prepaid expenses and other current assets	494	574

Total current assets	12,963	31,092
Property and equipment, net	1,437	1,284
Deposits and other assets	223	222
Deferred inventory costs	—	102
Notes receivable due from stockholders	145	136

Total assets	$14,768	$32,836

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$315	$2,005
Accrued expenses	1,261	1,137
Deferred revenue	—	202
Current portion of long-term debt	—	1,517

Total current liabilities	1,576	4,861

Long-term liabilities:
Deferred revenue, net of current portion	—	531
Other liabilities	—	68
Long-term debt, net of current portion	—	7,594
Warrant liability	3,152	—

Total long-term liabilities	3,152	8,193

Total liabilities	4,728	13,054

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 73,360,287 shares and 105,883,157 shares issued and outstanding, respectively	7	11
Additional paid-in capital	70,369	104,648
Accumulated deficit	(60,336)	(84,877)

Total stockholders’ equity	10,040	19,782

Total liabilities and stockholders’ equity	$14,768	$32,836

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2014
Revenue	$896	$2,983
Cost of revenue	2,430	4,904

Gross loss	(1,534)	(1,921)

Operating expenses:
Research and development	4,793	6,607
Selling, general and administrative	8,221	13,002
Restructuring charge	—	175

Total operating expenses	13,014	19,784

Operating loss	(14,548)	(21,705)

Other income (expense):
Warrant revaluation	(171)	(2,421)
Interest and other income (expense)	28	(415)

Total other expense, net	(143)	(2,836)

Net loss and comprehensive loss	$(14,691)	$(24,541)

Net loss per share—basic and diluted	$(0.20)	$(0.29)

Weighted-average common shares used in computing net loss per share—basic and diluted	73,360,259	84,990,198

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2012	73,360,162	$7	$70,050	$(45,645)	$24,412
Exercise of options for common stock	125	—	—	—	—
Issuance costs related to common stock	—	—	(10)	—	(10)
Stock-based compensation expense	—	—	329	—	329
Net loss	—	—	—	(14,691)	(14,691)

Balance at December 31, 2013	73,360,287	7	70,369	(60,336)	10,040
Stock-based compensation expense	—	—	377	—	377
Reclassification of warrant liability	—	—	5,803	—	5,803
Issuance of common stock in connection with reverse acquisition	20,856,300	2	(5)	—	(3)
Issuance of common stock to private investor	1,000,000	—	2,000	—	2,000
Issuance of common stock in connection with private placement of common stock, net of offering costs of $1,179	10,666,570	2	25,485	—	25,487
Issuance of warrants to purchase common stock to lender	—	—	619	—	619
Net loss	—	—	—	(24,541)	(24,541)

Balance at December 31, 2014	105,883,157	$11	$104,648	$(84,877)	$19,782

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2014
Operating activities
Net loss and comprehensive loss	$(14,691)	$(24,541)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	607	622
Stock-based compensation expense	329	377
Write down of inventories	—	341
Accretion of interest expense	—	106
Warrant revaluation	171	2,421
Changes in operating assets and liabilities:
Accounts receivable	(23)	(438)
Due from related party	130	125
Prepaid expenses and other current assets	134	(80)
Deferred inventory costs	—	(102)
Inventories	(2,313)	257
Deposits and other assets	89	24
Accounts payable	(151)	1,640
Accrued expenses and other liabilities	480	(56)
Deferred revenue	(65)	733

Net cash used in operating activities	(15,303)	(18,571)

Investing activities
Purchase of property and equipment	(378)	(122)

Net cash used in investing activities	(378)	(122)

Financing activities
Proceeds from the issuance of common stock, net	(10)	27,487
Proceeds from issuance of long-term debt and warrants, net of deferred financing costs and discounts of $160	—	9,890
Other	—	(3)

Net cash provided by (used in) financing activities	(10)	37,374

Net increase (decrease) in cash and cash equivalents	(15,691)	18,681
Cash and cash equivalents at beginning of period	25,536	9,845

Cash and cash equivalents at end of period	$9,845	$28,526

Supplemental Disclosure of Cash Flow Information:
Tranfer from inventories to property and equipment in the field	$588	$347

Reclassification of warrant liability to stockholders’ equity	$—	$5,803

Financing costs included in accounts payable	$—	$50

Interest paid	$—	$266

The accompanying notes are an integral part of the consolidated financial statements.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Nevada corporation (formerly named Your Internet Defender, Inc. (“YIDI”), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014. The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the marketing, sales and development of robotic-assisted catheterization systems (“CorPath System”).

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities, and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration to market its CorPath System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build its customer base. The Company’s future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, its ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes affecting medical procedure reimbursement, and overall economic conditions in the Company’s target markets.

Reverse Acquisition Transaction

On August 12, 2014, the Company, as the legal acquirer, consummated a reverse acquisition of Corindus, Inc., the accounting acquirer (the “Acquisition”) pursuant to the Securities Exchange and Acquisition Agreement (the “Acquisition Agreement”), entered into between the Company and Corindus, Inc. Prior to the Acquisition, all outstanding shares of Series A through E Redeemable Convertible Preferred Stock of Corindus, Inc. were converted into 2,811,499 shares of Common Stock of Corindus, Inc.

Pursuant to the terms of the Acquisition Agreement (i) all outstanding shares of common stock of Corindus, Inc., $0.01 par value per share, were exchanged for shares of Company Common Stock, $0.0001 par value per share, and (ii) all outstanding options and warrants to purchase shares of Common Stock of Corindus, Inc. were exchanged for or replaced with options and warrants to acquire shares of Common Stock of the Company. The exchange ratio was one for 25.00207 shares.

All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into common stock and (ii) the one for 25.00207 exchange of shares of Common Stock.

At the closing of the Acquisition, the Company transferred the former business of YIDI to a former officer, director and shareholder of YIDI, in exchange for the satisfaction of a promissory note issued to the former officer, director and shareholder in the principal amount of approximately $249 and the assumption of liabilities related to the former operations.

Immediately after the transfer of the former business of YIDI, the business of Corindus, Inc. became the sole focus of the combined company and the combined company’s name was changed to Corindus Vascular Robotics, Inc.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Nature of Operations (Continued)

2014 Financings

In connection with the Acquisition, the Company issued 1,000,000 shares of Common Stock to a private investor at a price of $2.00 per share in exchange for proceeds of $2,000. See Note 3 for further discussion of this transaction.

On September 12, 2014, the Company entered into a Securities Purchase Agreement with multiple investors relating to the issuance and sale of the Company’s common stock in a private placement, which closed on September 16, 2014. The Company sold 10,666,570 shares of common stock at $2.50 per share, for an aggregate purchase price of approximately $26,666 with net proceeds to the Company of $25,487.

Liquidity

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of December 31, 2014, the Company had an accumulated deficit of $84,877, and net borrowings outstanding of $9,111, of which $2,000 is contractually due in 2015.

The Company has cash resources of $28,526 and working capital of $26,231. The Company believes that these cash resources will be sufficient to meet the Company’s cash requirements through the end of 2015, including funding its anticipated losses and scheduled debt maturities. Additionally, the Company is in compliance with its debt covenant requirements as of December 31, 2014 and expects to remain in compliance throughout 2015. As the Company continues to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corindus, Inc. and Corindus Security Corporation, which was created on December 21, 2012 to hold and invest the proceeds from issuance of equity. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of both wholly-owned subsidiaries is the U.S. dollar and, therefore, the Company has not recorded any currency translation adjustments.

Reclassification

Sales and marketing expenses of $5,676 in 2013 have been reclassified to selling, general and administrative expenses to conform to 2014 presentation.

Segment Information

The Company operates in one business segment, which is the marketing, sales and development of robotic-assisted vascular interventions. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision maker is the Chief Executive Officer.

Revenues from domestic customers amounted to $896 in 2013 and approximately $2,200 in 2014. Revenues from international customers, primarily in Dubai and Israel, amounted to none in 2013 and approximately $1,000 in 2014.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and warrants, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Financial Instruments

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

There were no assets and liabilities as of December 31, 2014 that are measured and recorded in the financial statements at fair value on a recurring basis. There were no transfers between Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2013 or 2014. The following table shows the Company’s assets and liabilities as of December 31, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$9,700	$—	$—
Liabilities
Warrant liability (b)	$—	$—	$3,152

(a)	The fair values of the Company’s money market funds, which are included in cash and cash equivalents, are based on quotes received from third-party banks.
(b)	See Note 12 for a roll-forward of the warrant liability and a discussion of the valuation of this financial instrument.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Financial Instruments (continued)

The Company’s financial instruments of deposits and notes receivable are carried at cost and approximate their fair values given the liquid nature of such items. The fair value of the Company’s long-term debt amounted to $8,748 at December 31, 2014, which was based on a discounted cash flow analysis, which included level 3 inputs.

Cash Equivalents

The Company considers highly liquid short-term investments, which consist of money market funds, with original maturity dates of three months or less at the date of purchase to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

Product Warranty and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts was $3 and none at December 31, 2013 and 2014, respectively. The Company’s accounts receivable consist primarily of amounts due from large, well-capitalized customers and while the Company reviews their creditworthiness, collectability is generally not an issue. The Company records an allowance for doubtful accounts, when necessary, based on the potential for minor collectability issues within the customer base. The amounts have not been material to date.

Customers are permitted to return defective products under the Company’s standard product warranty program. For CorPath Systems, the Company’s standard one-year warranty provides for the repair of any product that malfunctions. Return and replacement can only occur if a material breach of the warranty remains uncured for 30 days. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2012	$19
Provision for warranty obligations	57
Settlements	(47)

Balance at December 31, 2013	29
Provisions for warranty obligations	96
Settlements	(64)

Balance at December 31, 2014	$61

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company routinely monitors the recoverability of its inventory and records the lower of cost or market reserves based on current selling prices and reserves for excess and obsolete inventory based on historical and forecasted usage, as required. Scrap and excess manufacturing costs are charged to cost of revenue as incurred and not capitalized as part of inventories.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment is carried at cost. Major items and betterments are capitalized; maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Software costs that do not meet capitalization criteria are expensed as incurred. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the CorPath System. Field equipment represents internally manufactured capital equipment placed at customer locations under a program that involves the placement of a system at the customer’s site and the customer’s agreement to purchase a minimum number of cassettes each month. At December 31, 2014, the Company had placed five field equipment units and one unit for a customer’s evaluation under such arrangements.

Depreciation on the demonstration equipment is charged to selling, general and administrative and the deprecation on the field equipment is charged to cost of revenue. Depreciation is computed under the straight-line method over the estimated useful lives of the respective assets.

Depreciation is provided over the following estimated asset lives:

Machinery and equipment	5 years
Computer equipment	3 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of life of lease or useful life
Vendor tooling	3 years
Software	4 years
Demonstration equipment	3 years
Field equipment	3 years

Impairment of Long-Lived Assets

The Company’s long-lived assets principally consist of property and equipment. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and estimated future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No such impairment charges have been recognized.

Revenue Recognition

The CorPath System is a capital medical device used by hospitals and surgical centers to perform heart catheterizations. Use of the CorPath System requires a sterile, single-use cassette (the “CorPath Cassette”), which are sold separately, for each procedure. Products are sold to customers with no rights of return. The Company recognizes revenue on the sale of products when the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	The price to the buyer is fixed or determinable

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Revenue Recognition (continued)

•	Collectability is reasonably assured

•	Risk of loss transfers and the product is delivered.

In each arrangement, the Company is responsible for installation of the CorPath System and initial user training, which services are deemed essential to the functionality of the system. Therefore, the Company recognizes system revenue when the CorPath System is delivered and installed, and accepted by the end user customer.

Each CorPath System is sold with a standard one year warranty, which provides that the CorPath System will function as intended and during that one year period, the Company will either replace the product or a portion thereof or provide the necessary repair service during the Company’s normal service hours. The Company accrues for the estimated costs of the warranty once the CorPath System revenue is recognized.

The Company generally enters into multiple element arrangements, which include the sale of a CorPath System with an initial order of CorPath Cassettes, and may include either a basic service plan or a premium service plan. The basic service plan provides for an extended warranty period and the premium service plan provides for the extended warranty as well as component upgrades. Deliverables, which are accounted for as separate units of accounting under multiple-element arrangements include: (a) the CorPath System, including delivery installation and initial training, which are subject to customer acceptance and (b) the initial shipment of CorPath Cassettes to the customer, and may include either (c) a basic service plan or (d) a premium service plan.

The Company recognizes revenue on multiple-element arrangements in accordance with Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, based on the estimated selling price of each element. In accordance with ASU 2009-13, the Company uses vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. If VSOE is not available, the Company uses third-party evidence (“TPE”) to determine the selling price. If TPE is not available, the Company uses its best estimate to develop the estimated selling price (“BESP”). The Company uses BESP to determine the selling price of its systems as well as the basic and premium service plans. BESP is determined based on estimated costs plus a reasonable margin, and has generally been consistent with the price charged to the customer for such products and services. The determination of BESP also considers the price of the service plans charged to customers when such services are sold separately in subsequent transactions. The Company also uses BESP to determine the selling price of the initial order of cassettes, which considers the price at which it charges its customers when the cassettes are sold separately.

Revenue related to basic service plans is recognized on a straight-line basis over the life of the service contract. Revenue related to premium service plans is recognized over the life of the service contract, with consideration given to the expected timing of costs to be incurred related to the delivery of component upgrades. Revenues from accessories are recorded upon delivery and services provided by the Company outside of a basic or premium service contract are recognized as the services are provided.

There are no performance, cancellation, termination, and refund-type provisions under the Company’s multiple element arrangements.

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Revenue Recognition (continued)

the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. At December 31, 2013, Philips owed the Company $125, for systems shipped under the distribution agreement. At December 31, 2014, there were no amounts outstanding from Philips. This agreement with Philips expired on August 7, 2014.

The Company also sells CorPath Cassettes under a CorPath Utilization Program (“CUP”), which is a multi-year arrangement that involves the placement of a CorPath System at a customer’s site free of charge and the customer agrees to purchase a minimum number of CorPath Cassettes each month at a premium over the regular price. The Company records revenue upon shipment of the cassettes based on the selling price of the CorPath Cassettes. The system is capitalized as field equipment in property and equipment and is depreciated on a straight line basis through cost of revenue over the estimated useful life of the system, which generally approximates the length of the CUP program contract, which is typically 36 months. Revenues under this program have not been significant to date.

The Company also uses a One-Stent program to demonstrate its confidence in the CorPath System’s ability to help accurately measure anatomy and precisely place only one stent per lesion. The Company provides eligible customers registered under the program a $1 credit against future CorPath Cassette purchases for a qualifying CorPath percutaneous coronary intervention (“PCI”) procedure which uses more than one stent per lesion. The estimated cost of honoring the potential obligation under the stent program is recorded as a reduction of revenue at the time of shipment. These costs have not been significant to date.

The Company records shipping and handling costs as a selling expense in the period incurred, and records payments from customers for shipping costs as a reduction of selling expenses. Such amounts have not been material in the periods presented. The Company recorded medical device excise tax in the amount of $29 in 2013 and $40 in 2014, which is included in selling, general and administrative expenses.

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary-related expenses and costs of contractors and materials.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates these tax positions on an annual basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Income Taxes (continued)

The Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end.

Prior to the completion of the reverse acquisition, the fair value of the common stock was determined by the Board of Directors after considering a broad range of factors, including the results obtained from an independent third-party valuation, the illiquid nature of an investment in the Company’s Common Stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and recent sale and offer prices of Common and Preferred Stock in private transactions negotiated at arm’s length. Subsequent to the completion of the reverse acquisition, the fair value of the Common Stock was obtained from quoted market prices on the OTCQB as provided by OTC Market Groups, Inc.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black Scholes Model”):

	Years Ended December 31,
	2013	2014
Risk-free interest rate	0.72% to 1.43%	1.89% to 2.01%
Expected term in years	5.75 to 6.25	6.25
Expected volatility	80%	50%
Expected dividend yield	0%	0%

The risk-free interest rate assumption is based upon observed U.S. government security interest rates with a term that is consistent with the expected term of the Company’s employee stock options. The expected term is based on the average of the vesting period and contractual term of the Company’s options given the lack of historical data available. The Company does not pay a dividend, and is not expected to pay a dividend in the foreseeable future.

Due to a lack of a public market for the Company’s Common Stock for an extended period of time, the Company utilized comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded net of estimated forfeitures and is adjusted periodically for actual forfeitures. The Company uses historical data to estimate forfeiture rates. For the year-ended December 31, 2013 and 2014, forfeitures were estimated to be 4.9% and 6.0%, respectively.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Warrant Liability

The Company reviews the terms of warrants issued in connection with the applicable accounting guidance and classifies warrants as a long-term liability on the consolidated balance sheets if the warrant may conditionally obligate the Company to transfer assets, including repurchase of the Company’s capital stock, at some point in the future. Warrants to purchase shares of redeemable convertible preferred stock met these criteria and therefore required liability-classification. The Company classifies warrants within stockholders’ equity on the consolidated balance sheets if the warrants are considered to be indexed to the Company’s own capital stock, and otherwise would be recorded in stockholders’ equity.

Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations. The Company estimates the fair value of these warrants at issuance and each balance sheet date thereafter using the Black-Scholes Model as described in the stock-based compensation section above, based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying redeemable convertible preferred stock. The fair value of the Redeemable Convertible Preferred Stock was determined by the Board of Directors after considering a broad range of factors, including the results obtained from an independent third-party valuation, the illiquid nature of an investment in the Company’s Redeemable Convertible Preferred Stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and recent sale and offer prices of Common and Preferred Stock in private transactions negotiated at arm’s length.

The Company had warrants outstanding to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock, which converted into warrants to purchase shares of Common Stock at the date of the Acquisition. Prior to the Acquisition, the warrant instruments required mark-to-market accounting which was recorded in the statements of operations based on their fair values determined using the Black-Scholes Model and the fair value of underlying Preferred Stock. The warrant instruments were re-valued for the last time at the date of the Acquisition and reclassified into stockholders’ equity in 2014.

Concentrations of Credit Risk and Significant Customers

The Company had one customer, Philips, who accounted for approximately 71% and 11% of its revenues in 2013 and 2014, respectively. Philips also accounted for approximately 78% and 0% of its accounts receivables at December 31, 2013 and 2014, respectively. The Company had no other customers that accounted for greater than 10% of its revenues or greater than 10% of its accounts receivable as of December 31, 2013.

The Company had the following other customers that accounted for greater than 10% of its revenues in 2014:

Customer	Percent of Revenues
A	27%
B	11%
C	12%
D	10%

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Concentrations of Credit Risk and Significant Customers (continued)

Additionally, Customer C accounted for 27% of the Company’s accounts receivable balance at December 31, 2014. The Company also had one other customer that accounted for 25% of its accounts receivable balance at December 31, 2014, but did not exceed 10% of its revenues in 2014.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Related-Party Transactions

On January 21, 2011, the Company entered into a distributor agreement with Philips appointing Philips to be the sole distributor for the promotion and sale of the Company’s CorPath System. The agreement was terminated on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips.

For the years ended December 31, 2013 and 2014, the Company recorded revenues of $630 and $315, respectively, from shipments to Philips under the distribution agreement. At December 31, 2013 and 2014, Philips owed the Company $125 and $0, respectively, resulting from selling activity under the agreement.

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. The Company’s Chief Executive Office and one of its senior executives represent two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, which have no assets or liabilities on its balance sheet at December 31, 2014 and expenses of approximately $18.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer (ii) identify the performance obligations in the contract (iii) determine the transaction price (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of this standard to its consolidated financial statements.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2.	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In January 2015, the FASB issued Financial Accounting Standards Update - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, previously required that an entity separately classify, present, and disclose extraordinary events and transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently assessing the impact of this standard to its consolidated financial statements.

3.	Reverse Acquisition

On August 12, 2014, Corindus, Inc., as the accounting acquirer, acquired the operations of the YIDI business and then immediately transferred YIDI’s operations to a former officer, director and shareholder of YIDI in exchange for the satisfaction of a promissory note issued to YIDI’s former officer, director and shareholder in the principal amount of approximately $249 and the assumption of liabilities related to the former operations.

All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into common stock and (ii) the one for 25.00207 exchange of shares of Common Stock. Additionally, the Company’s warrant liability was reclassified into stockholders’ equity on the date of the Acquisition since the warrants no longer met the definition of a liability. The exchange of options to purchase Common Stock of the Company for options to purchase Common Stock of YIDI resulted in a modification of the awards; however, this impact of such modification was not material.

Pursuant to the terms of the Acquisition Agreement (i) all outstanding shares of common stock of Corindus, Inc., $0.01 par value per share, were exchanged for 94,216,587 shares of the Company common stock, $0.0001 par value per share, and (ii) all outstanding options and warrants to purchase shares of common stock of Corindus, Inc. were exchanged for or replaced with options and warrants to acquire shares of common stock of the Company. The exchange ratio used was one for 25.00207 shares.

YIDI was the legal acquirer of Corindus, Inc. in this transaction. However, since former Corindus, Inc. shareholders owned, immediately following the Acquisition, 80% of the combined company on a fully diluted basis and all members of the combined company’s executive management and Board of Directors, were from Corindus, Inc., Corindus Inc. was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with U.S. GAAP.

Prior to the divestiture of YIDI’s former business, the Company performed an allocation of the purchase price for YIDI based on estimated fair value of the acquired assets and liabilities prior to the disposition of the remaining business of YIDI:

Purchase price-assumption of note payable to former officer	$249

Allocation of purchase price:
Intangible assets acquired	$262
Accrued expenses assumed	(13)

Net assets acquired	$249

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

3.	Reverse Acquisition (Continued)

The Company incurred costs of approximately $1,100 related to the Acquisition for the year ended December 31, 2014, which are included in selling, general and administrative expenses.

The subsequent spin-off of the former business resulted in no gain or loss on the disposal of a business as it was sold for its net assets, which represented fair value.

The results of operations for YIDI were immaterial for the years ended December 31, 2013 and 2014 and as such no pro forma statement of operations data is presented.

4.	Inventories

The Company’s inventories consist of the following:

	December 31,
	2013	2014
Raw materials	$634	$861
Work in progress	—	198
Finished goods	1,830	460

	$2,464	$1,519

The Company wrote down inventories by $341 in 2014 to properly reflect inventories at the lower of cost or market.

5.	Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives. Depreciation expense was $607 and $622 for the fiscal years 2013 and 2014, respectively. Property and equipment consist of the following:

	December 31,
	2013	2014
Machinery and equipment	$298	$334
Computer equipment	273	273
Office furniture and equipment	353	355
Leasehold improvements	63	67
Vendor tooling	671	711
Software	450	490
Demonstration equipment	669	633
Field equipment	205	588

	2,982	3,451
Less accumulated depreciation and amortization	(1,545)	(2,167)

Property and equipment, net	$1,437	$1,284

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

6.	Notes Receivable

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s Common Stock. Notes receivable in the amount of $145 and $136 were outstanding at December 31, 2013 and 2014, respectively. The Company assessed the notes receivable for impairment and concluded that there was no impairment indicators at December 31, 2013 and 2014. The Company does not believe there is any significant collection risk associated with the notes receivable at December 31, 2013 and 2014.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2014
Payroll and benefits	$493	$185
Professional and consultant fees	242	496
Product development costs	117	62
Commissions	107	85
Warranty	29	61
Other	273	248

	$1,261	$1,137

8.	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125,000 due no later than October 1, 2017, which is accreted over the term of the loan.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125,000 due no later than October 1, 2017, which is accreted over the term of the loan. The notes are secured by substantially all the assets of the Company.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

8.	Long-Term Debt (Continued)

In connection with the Initial Promissory Note, the Company issued the lender warrants to purchase 177,514 shares of the Company’s Common Stock at an exercise price of $1.41 per share. The fair value of the warrant issued to the lender was determined to be $230 at the date of issuance, and was recorded as a discount on the debt. Additionally, in connection with the Second Promissory Note, the Company issued the lender warrants to purchase 177,514 shares of the Company’s Common Stock at an exercise price of $1.41 per share. The fair value of the warrant issued to the lender was determined to be $619 at the date of issuance, and was recorded as a discount on the debt. The Company amortizes the debt discount to interest expense over the term of the debt using the effective interest method.

The Company estimated the fair value of these warrants using the Black-Scholes Model based on the estimated market value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The Company used the following assumptions for the valuation of its warrants issued on the following dates:

	June 11, 2014	December 31, 2014
Risk-free interest rate	2.5%	2.17%
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Expected term (years)	10.00	9.44

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company.

Borrowings outstanding, net of unamortized discount of $889, amounted to $9,111 at December 31, 2014. Future principal payments under the borrowing arrangement as of December 31, 2014 are as follows:

Year ending December 31:
2015	$2,022
2016	4,378
2017	3,600

$10,000

9.	Income Taxes

There was no federal or state provision for income taxes for the years ended December 31, 2013 or 2014 due to the Company’s operating losses and a full valuation allowance on deferred income tax assets for all periods since inception. All of the Company’s loss before provision for income taxes is attributable to its United States operations.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.	Income Taxes (Continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2013	2014
Statutory U.S. federal rate	34.0%	34.0%
State income tax	4.7	1.7
Permanent items	0.6	(3.8)
Change in taxing status in Massachusetts to a manufacturer	—	(4.9)
Other	(0.8)	(0.7)
Federal R&D credits	2.0	1.2
State R&D and other credits	0.5	0.7
Change in valuation allowance	(41.0)	(28.2)

Total expense (benefit)	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and the related valuation allowance were as follows, in thousands:

	December 31,
	2013	2014
Deferred income tax assets:
Operating loss carryforwards	$12,299	$20,178
Start-up expenditures	3,316	2,807
Property and equipment	99	46
Intangible assets	3,059	2,589
Stock-based compensation expense	666	738
Research and development credit carryforwards	878	1,216
Accrued expenses and other	652	307

Total deferred income tax assets	20,969	27,881
Valuation allowance	(20,969)	(27,881)

Net deferred income tax assets	$—	$—

The Company has provided a full valuation allowance against the deferred income tax assets, since it has a history of losses, which are all attributable to the U.S. and currently does not have enough positive evidence required under U.S. GAAP to reverse its valuation allowance. Management does not believe it is more likely than not that its deferred tax assets relating to the loss carryforwards and other temporary differences will be realized in the future. For the years ended December 31, 2013 and 2014, the valuation allowance increased by $6,104 and $6,912, respectively, resulting principally from increased operating loss carryforward.

At December 31, 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $54,837 and $34,173, respectively, that can be carried forward and offset against future taxable income. These net operating loss carryforwards will begin to expire in 2029. Utilization of net operating losses

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

9.	Income Taxes (Continued)

may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company has not yet determined whether any changes in ownership have caused limitations.

Significant judgment is required in evaluating the Company’s tax positions and in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As of December 31, 2014, the Company was not under audit in any tax jurisdiction. The U.S. statute of limitations will remain open to examination by the tax authorities until the utilization of net operating loss carryforwards. The Company accrues interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

10.	Stockholders’ Equity

The Company had issued and outstanding Series A through E Redeemable Convertible Preferred Stock prior to the Acquisition Transaction. In connection with the Acquisition transaction, the Series A through E Redeemable Convertible Preferred Stock was converted to Common Stock. Accordingly, all shares and per share amounts have been retrospectively adjusted for all periods presented to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into Common Stock and (ii) the one for 25.00207 exchange of shares of Common Stock.

Holders of Common Stock shall be entitled to receive dividends when and if declared by the Board of Directors. No dividends have been declared to date. In certain events, including the liquidation, dissolution or winding up of the Company, the remaining assets of the Company shall be distributed ratably among the holders of Common Stock.

Holders of Common Stock are entitled to vote on all matters and are entitled to the number of votes equal to the number of common shares held.

11.	Stock-Based Compensation

In connection with the Acquisition, Corindus exchanged options to purchase shares of its Common Stock for YIDI’s options to purchase shares of YIDI’s Common Stock (the “Replacement Plan Options”). The 2014 Stock Award Plan (the 2014 Plan) is the replacement plan for options previously awarded under the Corindus, Inc. 2006 Umbrella Option Plan and the Corindus, Inc. 2008 Stock Incentive Plan and is the plan under which all future Company options will be issued. The 2014 Stock Award Plan is limited to award issuances which in the aggregate cannot exceed 9,035,016 shares, all of which shares will be used for the issuance of the Company stock-based awards, including options to purchase common stock, restricted stock and restricted stock units. Replacement Plan Options are exercisable for up to ten years from the date of original vesting commencement date of the options.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

11.	Stock-Based Compensation (Continued)

A summary of the activity under the Company’s stock option plans is as follows. Such information has been retrospectively adjusted to give effect to the exchange of stock options that occurred upon the Acquisition.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	8,548,357	$0.62	7.00	$394
Granted	882,070	$0.77
Cancelled	(752,410)	$0.60

Outstanding at December 31, 2014	8,678,017	$0.64	6.30	$31,359

Exercisable at December 31, 2014	6,377,398	$0.60	5.56	$23,299

Vested and expected to vest at December 31, 2014	8,539,979	$0.63	6.27	$30,846

Options available for grant at December 31, 2014	356,999

Stock-based compensation expense was allocated based on the employees’ function as follows:

	Years Ended December 31,
	2013	2014
Research and development	$59	$95
Selling, general and administrative	270	282

	$329	$377

The fair value of employee options is estimated on the date of each grant using the Black-Scholes Model. The weighted-average grant date fair value of options granted during the year ended December 31, 2013 and 2014 were $0.24 and $0.16, respectively. As of December 31, 2014, there was approximately $427 of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2014 Plan. That cost is expected to be recognized over a weighted-average period of 2.29 years.

At December 31, 2014, there were 14,242,395 shares of Common Stock reserved for the potential exercise of warrants (5,207,379) and stock options (9,035,016).

12.	Warrants to Purchase Common Stock

In connection with the Acquisition, the Company exchanged warrants to purchase 201,178 shares of Corindus, Inc. Series A, D and E Redeemable Convertible Preferred Stock at an average exercise price of $26.63 per share to warrants to purchase 5,029,865 shares of the Company’s Common Stock at the average exercise price of $1.07 per share.

Prior to the Acquisition, the warrants were treated as liability instruments and were measured on a recurring basis at their fair value with inputs categorized as Level 3 in the fair value hierarchy. The resulting gain or loss on

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

12.	Warrants to Purchase Common Stock (Continued)

revaluation was recorded as other income (expense) in the consolidated statements of operations. The Company estimated the fair value of these warrants using the Black-Scholes Model based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Redeemable Convertible Preferred Stock.

The Company revalued the warrants for the final time at the date of the Acquisition, which resulted in a charge of $2,421 for the year ended December 31, 2014. A roll forward of the warrant liability is as follows:

Balance at December 31, 2012	$2,981
Revaluation of warrants	171

Balance at December 31, 2013	3,152
Issuance of warrants in connection with lending arrangement	230
Revaluation of warrants	2,421
Reclassification of warrant liability to stockholders’ equity	(5,803)

Balance at December 31, 2014	$—

The Company used the following assumptions for the valuation of its warrant liability:

	December 31, 2013	August 12, 2014
Risk-free interest rate	1.18%	1.025%
Dividend yield	0.0%	0.0%
Expected volatility	80.0%	50.0%
Expected term (years)	3.83	3.5

The Company has following warrants outstanding at December 31, 2014:

Exercise Price	Date of Expiration	Number of Warrants
$1.06	October 11, 2017	4,728,191
$0.76	May 31, 2017	124,160
$1.41	June 11, 2024	355,028

		5,207,379

13.	Commitments

The Company has an operating lease for approximately 26,400 square feet at its corporate headquarters and manufacturing plant in Waltham, Massachusetts, which expires in January 2018. The lease terms include escalating rent payments over the life of the lease and rent expense is recognized over the life of the lease on a straight-line basis. The difference between the amount expensed and actual rent payments are recorded as a deferred rent included within accrued expense in the consolidated balance sheets. In connection with the lease, the Company is required to maintain a security deposit with its landlord, which declines every six months during

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

13.	Commitments (continued)

the lease until December 31, 2015, at which point the amount remains constant at $134. The total amount of the security deposit is approximately $267 at December 31, 2014, of which $89 is included in prepaid expenses and other current assets. The Company also leases copiers and vehicles under operating leases that expire at various points through 2018.

Total rent expense was $584 and $577 for the fiscal years 2013 and 2014, respectively. At December 31, 2014, the Company’s future minimum lease payments are indicated below:

Year ending December 31:	Total Lease Payments
2015	$577
2016	590
2017	598
2018	59

Total	$1,824

The Company is subject to potential claims from time to time in the ordinary course of business. At December 31, 2014, the Company is not subject to any significant asserted or unasserted claims.

14.	Net Loss per Share

Net loss per share for all periods presented is based on the equity structure of the legal acquirer, which assumes Common Stock is outstanding and is reflected on a retrospective basis for all periods presented of the conversion of Corindus, Inc.’s Preferred Stock and Common Stock into shares of the Company’s Common Stock. Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented. The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2013	2014
Options to purchase Common Stock	8,548,357	8,678,017
Warrants to purchase Common Stock	4,852,351	5,207,379

Total	13,400,708	13,885,396

15.	Restructuring Charge

During 2014, the Company initiated reductions in workforce to control costs while the Company pursued new financing alternatives. During 2014, the Company recorded $175 in restructuring charges for severance and related costs, which were paid in 2014.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

16.	401(k) Plan

The Company has a tax-qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company has not made any matching contributions to date.

17.	Immaterial Correction of Errors

During 2014, the Company identified and recorded certain errors in previously issued 2013 consolidated financial statements and 2014 interim consolidated financial statements. The errors principally relate to inventory overhead costs which affected inventories, property and equipment, and cost of revenue amounts. The previously reported 2013 net loss in the amount of $14,691 was understated by $578. The errors during the second quarter and third quarter of 2014 were $51 and $31, respectively, and the correction of the error in the fourth quarter of 2014 was $536, principally affecting cost of revenue and gross loss. The Company concluded that the errors identified were not material to the 2013 consolidated financial statements and that correction of the errors in 2014 was not material to its 2014 consolidated financial statements.

18.	Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2014 through the date of filing of the Form 10-K. In the judgment of management, there were no material events that impacted the consolidated financial statements or disclosures.