Form 10-Q
period 2015-03-31
Corindus Vascular Robotics, Inc.
filed 2015-05-15
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock as of May 14, 2015 was 105,883,157.

CORINDUS VASCULAR ROBOTICS, INC.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2014	2015
Assets
Current Assets:
Cash and cash equivalents	$28,526	$22,015
Accounts receivable	473	222
Due from related party	—	125
Inventories, net	1,519	1,640
Prepaid expenses and other current assets	574	532

Total current assets	31,092	24,534

Property and equipment, net	1,284	1,313
Deposits and other assets	222	215
Deferred inventory costs	102	—
Notes receivable due from stockholders	136	136

Total assets	$32,836	$26,198

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,005	$2,445
Accrued expenses	1,137	1,202
Deferred revenue	202	167
Current portion of long-term debt	1,517	2,591

Total current liabilities	4,861	6,405

Long-term liabilities:
Deferred revenue, net of current portion	531	343
Other liabilities	68	62
Long-term debt, net of current portion	7,594	6,677

Total long-term liabilities	8,193	7,082

Total liabilities	13,054	13,487

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 105,883,157 shares issued and outstanding	11	11
Additional paid-in capital	104,648	104,746
Accumulated deficit	(84,877)	(92,046)

Total stockholders’ equity	19,782	12,711

Total liabilities and stockholders’ equity	$32,836	$26,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2015
Revenue	$730	$776
Cost of revenue	1,383	801

Gross loss	(653)	(25)

Operating expenses:
Research and development	2,046	2,763
Selling, general and administrative	2,810	3,984
Restructuring charge	93	—

Total operating expense	4,949	6,747

Operating loss	(5,602)	(6,772)

Other income (expense):
Warrant revaluation	1,765	—
Interest and other income (expense)	3	(397)

Total other income (expense), net	1,768	(397)

Net loss and comprehensive loss	$(3,834)	$(7,169)

Net loss per share—basic and diluted	$(0.05)	$(0.07)

Weighted-average common shares used in computing net loss per share—basic and diluted	73,360,287	105,883,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	105,883,157	$11	$104,648	$(84,877)	$19,782
Stock-based compensation expense	—	—	98	—	98
Net loss	—	—	—	(7,169)	(7,169)

Balance at March 31, 2015	105,883,157	$11	$104,746	$(92,046)	$12,711

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2014	2015
Operating activities
Net loss	$(3,834)	$(7,169)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	191	166
Stock-based compensation expense	84	98
Accretion of interest expense	—	158
Warrant revaluation	(1,765)	—
Changes in operating assets and liabilities:
Accounts receivable	(404)	251
Prepaid expenses and other current assets	39	41
Deferred inventory costs	—	102
Inventories	242	(213)
Deposits and other assets	—	48
Due from related party	—	(125)
Accounts payable	1,023	449
Accrued expenses and other liabilities	244	59
Deferred revenue	71	(223)

Net cash used in operating activities	(4,109)	(6,358)

Investing activities
Purchase of property and equipment	(21)	(103)

Net cash used in investing activities	(21)	(103)

Financing activities
Payments of financing costs from issuance of long-term debt and warrants	—	(50)

Net cash used in financing activities	—	(50)

Net decrease in cash and cash equivalents	(4,130)	(6,511)
Cash and cash equivalents at beginning of period	9,845	28,526

Cash and cash equivalents at end of period	$5,715	$22,015

Supplemental Disclosure of Cash Flow Information:
Transfer from inventories to property and equipment in the field	$161	$92

Deferred public offering costs in accounts payable and accrued expenses	$—	$41

Interest paid	$—	$225

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Nevada corporation (formerly named Your Internet Defender, Inc. (“YIDI”)), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014. The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the marketing, sales and development of robotic-assisted catheterization systems (“CorPath System”).

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development, and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration to market its CorPath System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build its customer base. The Company’s future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, its ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes affecting medical procedure reimbursement, and overall economic conditions in the Company’s target markets.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1	Nature of Operations (Continued)

Reverse Acquisition Transaction (continued)

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

Liquidity

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of March 31, 2015, the Company had an accumulated deficit of $92,046, and net borrowings outstanding of $9,268, of which $3,089 is contractually due over the next 12 months.

The Company has cash resources of $22,015 and working capital of $18,129. The Company believes that these cash resources will be sufficient to meet the Company’s cash requirements through at least the next twelve months, including funding its anticipated losses and scheduled debt maturities. Additionally, the Company is in compliance with its debt covenant requirements as of March 31, 2015 and expects to remain in compliance over the next 12 months. As the Company continues to incur losses, a transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2014 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corindus, Inc. and Corindus Security Corporation. Corindus, Inc. is our operating subsidiary, while Corindus Security Corporation was created solely to hold and invest the proceeds from issuance of equity. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of both wholly-owned subsidiaries is the U.S. dollar and, therefore, the Company has not recorded any currency translation adjustments.

Reclassification

Sales and marketing expenses of $1,940 for the three months ended March 31, 2014 have been reclassified to selling, general and administrative expenses to conform to 2015 presentation.

Segment Information

The Company operates in one business segment, which is the marketing, sales and development of robotic-assisted vascular interventions.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Significant Customers

The Company had three customers which accounted for 78% of its revenues during the three months ended March 31, 2014. The Company had three customers that accounted for 73% of its revenues during the three months ended March 31, 2015. The Company had two customers that accounted for 52% of the accounts receivable balance at December 31, 2014. The Company had two different customers that comprised 38% of the accounts receivable balance at March 31, 2015, exclusive of amounts due from related party, which are disclosed in Note 9.

Financial Instruments

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy is used to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Financial Instruments (continued)

•	Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

There were no assets and liabilities as of December 31, 2014 and March 31, 2015 that are measured and recorded in the financial statements at fair value on a recurring basis. There were no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2014 and 2015.

Cash Equivalents

The Company considers highly liquid short-term investments, which typically have consisted of money market funds, with original maturity dates of three months or less at the date of purchase to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits. There were no amounts invested in money market funds at March 31, 2015 and December 31, 2014.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company routinely monitors the recoverability of its inventory and records the lower of cost or market reserves based on current selling prices and reserves for excess and obsolete inventory based on historical and forecasted usage, as required. Scrap and excess manufacturing costs are charged to cost of revenue as incurred and not capitalized as part of inventories.

Revenue Recognition

The CorPath System is a capital medical device used by hospitals and surgical centers to perform heart catheterizations. Use of the CorPath System requires a sterile, single-use cassette (the “CorPath Cassette”), which are sold separately, for each procedure. Products are sold to customers with no rights of return. The Company recognizes revenue on the sale of products when the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	The price to the buyer is fixed or determinable

•	Collectability is reasonably assured

•	Risk of loss transfers and the product is delivered

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Revenue Recognition (continued)

In each arrangement, the Company is responsible for installation of the CorPath System and initial user training, which services are deemed essential to the functionality of the system. Therefore, the Company recognizes system revenue when the CorPath System is delivered, installed, and accepted by the end user customer.

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

There are no performance, cancellation, termination, or refund-type provisions under the Company’s multiple element arrangements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Revenue Recognition (continued)

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. This agreement with Philips expired on August 7, 2014.

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

The Company records shipping and handling costs as a selling expense in the period incurred, and records payments from customers for shipping costs as a reduction of selling expenses. Such amounts have not been material in the periods presented. The Company recorded medical device excise tax in the amount of $16 and $7 for the three months ended March 31, 2014 and 2015, respectively, which is included in selling, general and administrative expenses.

Warrants

The Company had warrants outstanding to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock, which converted into warrants to purchase shares of common stock immediately prior to the Acquisition. The warrant instruments required mark to market accounting which were recorded in the statements of operations based on their fair values determined using the Black-Scholes model and the fair value of underlying preferred stock.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Warrants (continued)

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying redeemable convertible preferred stock. The Company revalued the warrants to purchase Series A and D Redeemable Convertible Preferred Stock on March 31, 2014 using the following assumptions: risk free interest of 1.14%, dividend yield of zero, expected volatility of 80% and expected years of 3.58.

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

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three months ended March 31, 2014 and 2015 due to uncertainty regarding future taxable income.

Deferred Public Offering Costs

The Company has recorded approximately $41 of deferred offering costs associated with the proposed public offering of shares in 2015. The Company’s accounting policy is to record these direct costs as long-term assets included in deposits and other assets on the accompanying consolidated balance sheet at March 31, 2015, and reclassify the costs as a reduction to additional paid-in capital upon the completion of the proposed public offering or write-off the costs if and when the proposed public offering is not completed.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In January 2015, the FASB issued Financial Accounting Standards Update—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, previously required that an entity separately classify, present, and disclose extraordinary events and transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently assessing the impact of this standard to its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company is evaluating the impact of ASU 2015-03, and if early adoption is appropriate in future reporting periods.

Note 3	Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2014	March 31, 2015
Raw material	$861	$904
Work in progress	198	92
Finished goods	460	644

	$1,519	$1,640

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 4	Reverse Acquisition

As discussed in Note 1, in August 2014, Corindus, Inc., as the accounting acquirer, acquired the operations of the YIDI business and then immediately transferred YIDI’s operations to a former officer, director and shareholder of YIDI in exchange for the satisfaction of a promissory note issued to YIDI’s former officer, director and shareholder in the principal amount of approximately $249 and the assumption of liabilities related to the former operations.

Prior to the divestiture of YIDI’s former business, the Company performed an allocation of the purchase price for YIDI based on estimated fair value of the acquired assets and liabilities prior to the disposition of the remaining business of YIDI:

Purchase price assumption of note payable to former officer	$249

Allocation of purchase price:
Intangible assets acquired	$262
Accrued expense assumed	(13)

Net assets acquired	$249

The results of operations for YIDI were immaterial for the three months ended March 31, 2014, and as such, no pro forma statement of operations data is presented.

The purchase accounting related to the acquisition was completed during the first quarter of 2015 and there were no adjustments made.

Note 5	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The notes are secured by substantially all the assets of the Company.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 5	Long-Term Debt (Continued)

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

Note 6	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended March 31,
	2014	2015
Research and development	$15	$17
Selling, general and administrative	69	81

	$84	$98

The Company granted options to purchase 550,044 shares of common stock at an exercise price of $0.75 per share during the three months ended March 31, 2014. The Company granted options to purchase 117,500 shares of common stock at an exercise price of $4.25 per share during the three months ended March 31, 2015. The weighted-average fair value of the stock options granted was $0.06 per share and $2.94 per share for the three months ended March 31, 2014 and 2015, respectively.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes Merton option-pricing model (“Black Scholes Model”):

	Three Months Ended March 31,
	2014	2015
Risk-free interest rate	2.01%	1.28%
Expected term in years	6.25	6.25
Expected volatility	80%	80%
Expected dividend yield	0%	0%

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 7	Net Loss per Share

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

	Three Months Ended March 31,
	2014	2015
Options to purchase common stock	9,063,275	8,779,622
Warrants to purchase common stock	4,852,351	5,207,379

Total	13,915,626	13,987,001

Note 8	Restructuring Charge

During the three months ended March 31, 2014, the Company initiated reductions in workforce to control costs while the Company pursued new financing alternatives. For the three months ended March 31, 2014, the Company recorded $93 in restructuring charges for severance and related costs, which were paid in 2014.

Note 9	Related Party Transactions

Philips Medical Systems Nederland B.V.

On January 21, 2011, Corindus, Inc. entered into a distributor agreement with Philips, a shareholder of the Company and represented on the Company’s board of directors, appointing Philips to be a distributor for the promotion and sale of the Company’s CorPath System. This agreement provided that it would remain in force for two years from (a) the later of FDA approval of the CorPath System or (b) the date of notification by the Company to Philips of minimum inventory levels available for shipment. As required by the agreement, the Company notified Philips on August 7, 2012 of the commencement of the two-year term and the distribution agreement expired on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips.

For the three months ended March 31, 2014 and 2015, the Company recorded revenues of $190 and $125 respectively, from shipments to Philips. At December 31, 2014 and March 31, 2015, Philips owed the Company $0 and $125, respectively, resulting from selling activity under the agreement.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 9	Related Party Transactions (Continued)

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $136 at December 31, 2014 and March 31, 2015. The Company assessed the notes receivable for impairment and concluded that there were no impairment indicators at December 31, 2014 and March 31, 2015. The Company does not believe there is any significant collection risk associated with the notes receivable at March 31, 2015.

Not for Profit

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization procedures. The Company’s Chief Executive Officer and one of its senior executives represent two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties and because the Company controls the entity by its representation on the board of directors of the entity, the Company has consolidated the financial statements of the entity. The not-for-profit has an immaterial amount of assets and liabilities on its balance sheet at December 31, 2014 and March 31, 2015 and expenses of $104 for the three months ended March 31, 2015.

Note 10	Subsequent Events

On April 30, 2015, our Board of Directors and shareholders owning a majority of the Company’s outstanding shares of common stock approved an increase in the authorized shares of common stock under the 2014 Stock Award Plan from 9,035,016 shares to 18,661,856 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2014. The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should read “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 30, 2015 for a discussion of important factors that could cause or contribute to these differences. The reported results will not necessarily reflect future results of operations or financial condition.

Overview

We design, manufacture and sell CorPath Systems, precision vascular robotic-assisted systems for use in interventional vascular procedures. Our first and current product, the CorPath 200 System, is the only FDA-cleared vascular robotic system to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures by allowing a physician to measure, manipulate and advance devices with robotic precision. Our CorPath System allows the physician to perform PCI procedures with a control panel console located within an interventional cockpit. While we are initially cleared for and are targeting PCI procedures, we believe that our technology platform may be adapted for future use in other segments of the vascular market, including peripheral vascular, neurointerventional and other more complex cardiac interventions such as structural heart.

We believe that the future of interventional procedures, where the physician sits inside the cath lab within a radiation-protected interventional cockpit, will be greatly improved through the use of advanced robotic tools that provide (i) enhanced safety for the cath lab staff with regard to radiation exposure, (ii) improved patient procedures through advanced precision, dexterity and visualization for the physician and (iii) an economically compelling solution for the hospital. We are pioneering the use of precision vascular robotics to achieve these goals and to improve the way that minimally invasive vascular interventions are performed.

As of March 31, 2015, we have installed 26 CorPath Systems in hospitals in the U.S. and two CorPath Systems in hospitals outside of the U.S.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands.

Three months ended March 31, 2014 compared to three months ended March 31, 2015

	Three months ended March 31,
	2014	2015	Change
	(In thousands)
Revenue	$730	$776	$46
Cost of revenue	1,383	801	(582)

Gross loss	(653)	(25)	(628)

Operating expenses:
Research and development	2,046	2,763	717
Selling, general and administrative	2,810	3,984	1,174
Restructuring charge	93	—	(93)

Total operating expenses	4,949	6,747	1,798

Operating loss	(5,602)	(6,772)	1,170

Other income (expense):
Warrant revaluation	1,765	—	(1,765)
Interest and other income (expense)	3	(397)	(400)

Total other income (expense), net	1,768	(397)	(2,165)

Net loss and comprehensive loss	$(3,834)	$(7,169)	$(3,335)

Revenue

Revenue increased from approximately $730 for the three months ended March 31, 2014 to approximately $776 for the three months ended March 31, 2015. This revenue increase was due primarily to an increase in sales of our CorPath Cassettes and accessories from $126 for the three months ended March 31, 2014 to $145 for the three months ended March 31, 2015 due to a larger installed base.

Our revenue associated with CorPath System sales was approximately $561 during the three months ended March 31, 2015, which was relatively consistent with revenue associated with CorPath system sales for the three months ended March 31, 2014, despite a decrease in systems sales from four systems sold during the three months ended March 31, 2014 to two systems sold during the three months ended March 31, 2015. Our average selling price associated with the systems sold during the three months ended March 31, 2015 when compared to the four systems sold during the three months ended March 31, 2014 increased by 28.8%. The decrease in systems sold was due to the continued unevenness of customer purchasing patterns associated with the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

The volume and average price of our CorPath Cassettes and accessories increased by 933 units and decreased by 1.1%, respectively, from the three months ended March 31, 2014 to the three months ended March 31, 2015. Revenues under our CUP represented 44.9% and 27.0% for the three months ended March 31, 2014 and 2015, respectively, of our total revenues for the sale of consumables.

We believe the number of systems sold on a quarterly basis will continue to fluctuate due to the unevenness of customer purchasing patterns associated with the early stage of commercialization of our product and market acceptance and as we continue to develop a dedicated and consistent sales force. Additionally, we expect variability in the sales of our consumables until our product receives wider market acceptance.

Given the relatively small number of customers due to the early stage of the commercialization and the price of the CorPath System relative to consumables, customers that purchase a system in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased from approximately $1,383 for the three months ended March 31, 2014 to approximately $801 for the three months ended March 31, 2015, due to fewer sales of CorPath Systems. Cost of revenues for the three months ended March 31, 2014 included the effect of under-utilization of our production facilities in the first quarter of 2014 and inventories produced at a higher cost in 2013 that were sold in the first quarter of 2014. Cost of revenues for the three months ended March 2015 continued to include the effect of the under-utilization of our production facilities, which we expect to continue for the remainder of 2015.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath System and CorPath Cassettes is approximately $200 and approximately $1, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Loss

Our gross loss decreased from approximately $653 for the three months ended March 31, 2014 to a gross loss of approximately $25 for the three months ended March 31, 2015 based on the changes and revenue and cost of revenues discussed above. For the three months ended March 31, 2014 and 2015, we have not generated enough sales volume of CorPath Systems to offset the costs of our production facility and have generated a gross loss; therefore, we expect to experience volatility in our gross loss. Despite the decrease in the gross loss from the three months ended March 31, 2014 to the three months ended March 31, 2015, we expect our sales volumes will not be sufficient to offset the costs of our production facility for at least the remainder of 2015.

Research and Development

Research and development expenses increased from approximately $2,046 for the three months ended March 31, 2014 to approximately $2,763 for the three months ended March 31, 2015 due to investments in the development of the next generation CorPath System, including development of prototype systems, through a combination of additional employees, which increased by $156, and the purchase of materials, which increased by $357.

Selling, General and Administrative

Selling, general and administrative expenses increased from approximately $2,810 for the three months ended March 31, 2014 to approximately $3,984 for the three months ended March 31, 2015. This increase is due to incremental employee related costs resulting from the expansion of the direct sales force, which increased by $390, and increased costs associated with compliance with public company reporting requirements, which increased by $571.

Restructuring Charge

We recorded a restructuring charge for the three months ended March 31, 2014 of approximately $93 due to a reduction in the general workforce as a result of a cost control initiative launched while we pursued financing alternatives.

Other Income (Expense)

Other income (expense), net changed from approximately $1,768 of other income for the three months ended March 31, 2014 to approximately $397 of other expense for the same period in 2015. The other income for the three months ended March 31, 2014 was primarily a result of the revaluation of the warrant to purchase preferred stock based on the decrease in value of the underlying preferred stock. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of common stock as a result of the Acquisition on August 12, 2014 and were reclassified to additional paid-in-capital with no additional mark to market adjustments. Other expense for the three months ended March 31, 2015 was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement, of which $9.3 million, net, was outstanding at March 31, 2015. There were no such instruments in the three months ended March 31, 2014.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss and Comprehensive Loss

Net loss and comprehensive loss increased from approximately $3,834 for the three months ended March 31, 2014 to approximately $7,169 for the three months ended March 31, 2015 due to the factors noted above.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Our management does not contemplate attaining profitable operations until approximately 2017, nor is there any assurance that such an operating level can ever be achieved. Since inception, we have financed our operations primarily through private sales of our preferred stock, debt and private placement of our common stock totaling approximately $111.5 million, as well as limited revenues from the sale of our products.

We have incurred gross losses and operating losses since inception and have an accumulated deficit of approximately $92.0 million as of March 31, 2015. As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.

On June 11, 2014, we entered into a Loan and Security Agreement pursuant to which we borrowed an aggregate of $10.0 million under two $5.0 million secured promissory notes. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. We are in compliance with our covenants at March 31, 2015.

In August 2014, we sold and issued 1,000,000 shares of our common stock to an investor for $2 million in net proceeds.

In September 2014, we sold and issued an aggregate of 10,666,570 shares of our common stock to multiple investors through a private placement for an aggregate of approximately $25.5 million in net proceeds.

At March 31, 2015, we had approximately $22.0 million of cash and cash equivalents, compared to approximately $28.5 million at December 31, 2014.

We expect to continue to spend substantial amounts on research and development and to expand our commercial infrastructure. Further, we may not have sufficient resources to develop fully any new products or technologies unless we are able to raise additional financing on acceptable terms or secure funds from new or existing partners. We can make no assurances that additional financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will achieve operating profitability; however, due to conditions and influences out of our control, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that an operating level sufficient to achieve profitability can ever be achieved.

As of March 31, 2015, our working capital was approximately $18,129 and our accumulated deficit was approximately $92,046.

In summary our cash flows were as follows for the three months ended March 31 (In thousands):

	2014	2015
Net cash used in operating activities	$(4,109)	$(6,358)
Net cash used in investing activities	$(21)	$(103)
Net cash used in financing	$—	$(50)

Operating Activities

Operating activities used cash of approximately $4,109 for the three months ended March 31, 2014 compared to approximately $6,358 for the three months ended March 31, 2015. The approximate $2,249 increase in the use of cash for operating activities was due primarily to the increase in the net loss as well as changes in working capital for the three months ended March 31, 2015 which were less than favorable when compared to the three months ended March 31, 2014, including increased inventory levels as well as decreases in the change in accounts payable due to the timing of payments, partially offset by the favorable warrant revaluation for the three months ended March 31, 2014.

Investing Activities

Investing activities included the purchase of property and equipment in the aggregate amount of approximately $21 for the three months ended March 31, 2014 and approximately $103 for the three months ended March 31, 2015. The increase was due to increased required capital investments during the first three months of 2015.

Financing Activities

Financing activities for the three months ended March 31, 2015 included the payment of approximately $50 of financing costs related to the prior year issuance of long-term debt and warrants. For the three months ended March 31, 2014, there were no cash flows from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2105 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

During the periods for which financial information is presented, management does not believe that the business and operations were materially affected by inflation.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015, and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended March 31, 2015.

New Accounting Pronouncements

In January 2015, the FASB issued Financial Accounting Standards Update—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, previously required that an entity separately classify, present and disclose extraordinary events and transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the impact of this standard to our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. We are evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. We are evaluating the effect that ASU 2015-03 will have on our consolidated financial statements and related disclosures.

Recent Events

On May 8, 2015, we filed a Registration Statement on Form S-1 for an offering of our common stock with an aggregate value of $40,000,000 in a public offering underwritten by Cowen & Company, LLC and Stifel, Nicolaus & Company, Incorporated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on our evaluation of our disclosure controls and procedures, and in part to the material weakness described below and in Management’s Report on Internal Control Over Financial Reporting in our 2014 Form 10-K filed on March 30, 2015, which has not been fully remediated to date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.

As described in Management’s Report on Internal Control Over Financial Reporting in our 2014 Form 10-K filed on March 30, 2015, although we have not undertaken a comprehensive assessment of our internal control over financial reporting, our senior management concluded that a material weakness exists in our internal controls relating to our accounting for overhead costs which affected inventories and property and equipment. Specifically, our cost accounting and reserve estimate processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, which was primarily the result of an insufficient number of qualified accounting resources to ensure adequate technical review of inventory accounting issues during the financial statement close process. We are remediating this weakness, primarily by utilizing the services of outside consultants, performing an analysis of and implementing enhancements to internal controls and by reconsidering our overall financial accounting staffing needs. As of March 31, 2015, we have not completed our remediation of this material weakness.

We are in the process of undertaking management’s assessment on internal control over financial reporting for the year ending December 31, 2015. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The assessment will include the full documentation of our routine, non-routine and estimation processes and internal controls as well as our entity level controls, including the effect of informational technology on our processes, as well as the necessary internal control testing.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 30, 2015, by written consent in lieu of an annual meeting, our shareholders owning a majority of our outstanding shares of common stock approved an increase in the authorized shares of our 2014 Stock Award Plan from 9,035,016 shares to 18,661,856 shares. As of March 31, 2015, we had options outstanding under our 2014 Stock Award Plan to purchase an aggregate of 8,779,622 shares.

Pursuant to such written consent, our shareholders re-elected all of our directors to serve until the next annual meeting of shareholders, or until their earlier resignation, removal or death.

On April 30, 2015, by written consent in lieu of a meeting, our Board of Directors also approved an increase in the authorized shares of our 2014 Stock Award Plan from 9,035,016 shares to 18,661,856 shares. Pursuant to such written consent, the Board re-elected Jeffrey Lightcap as Chairman and appointed our executive officers as follows: David M. Handler to serve as President and Chief Executive Officer and David W. Long to serve as Chief Financial Officer, Senior Vice President, Secretary and Treasurer. The Board also affirmed that the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be constituted with the same members as immediately prior to the election of directors.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	05/15/15	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	05/15/15	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	05/15/15	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	05/15/15	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 15, 2015

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/David M. Handler
David M. Handler
Chief Executive Officer and President

By:	/s/David W. Long
David W. Long
Chief Financial Officer and Senior Vice President