Form 10-Q
period 2015-06-30
Corindus Vascular Robotics, Inc.
filed 2015-08-13
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37406

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

The number of shares outstanding of the issuer’s common stock as of August 12, 2015 was 118,533,157.

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	June 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$28,526	$58,948
Accounts receivable	473	527
Inventories, net	1,519	1,555
Prepaid expenses and other current assets	574	536

Total current assets	31,092	61,566

Property and equipment, net	1,284	1,329
Deposits and other assets	222	172
Deferred inventory costs	102	—
Notes receivable due from stockholders	136	136

Total assets	$32,836	$63,203

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,005	$1,948
Accrued expenses	1,137	1,167
Deferred revenue	202	354
Current portion of long-term debt	1,517	3,712

Total current liabilities	4,861	7,181

Long-term Liabilities:
Deferred revenue, net of current portion	531	335
Other liabilities	68	55
Long-term debt, net of current portion	7,594	5,721

Total long-term liabilities	8,193	6,111

Total liabilities	13,054	13,292

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 105,883,157 shares at December 31, 2014 and 118,533,157 shares at June 30, 2015 issued and outstanding	11	12
Additional paid-in capital	104,648	149,248
Accumulated deficit	(84,877)	(99,349)

Total stockholders’ equity	19,782	49,911

Total liabilities and stockholders’ equity	$32,836	$63,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$1,077	$909	$1,807	$1,685
Cost of revenue	1,058	941	2,441	1,742

Gross profit (loss)	19	(32)	(634)	(57)

Operating expenses:
Research and development	1,458	2,825	3,504	5,588
Selling, general and administrative	2,848	4,014	5,658	7,998
Restructuring charge	82	—	175	—

Total operating expenses	4,388	6,839	9,337	13,586

Operating loss	(4,369)	(6,871)	(9,971)	(13,643)

Other income (expense):
Warrant revaluation	(1,302)	—	463	—
Interest and other expense, net	(39)	(432)	(36)	(829)

Total other income (expense), net	(1,341)	(432)	427	(829)

Net loss and comprehensive loss	$(5,710)	$(7,303)	$(9,544)	$(14,472)

Net loss per share—basic and diluted	$(0.08)	$(0.07)	$(0.13)	$(0.13)

Weighted-average common shares used in computing net loss per share—basic and diluted	73,360,287	109,775,465	73,360,287	107,840,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	105,883,157	$11	$104,648	$(84,877)	$19,782
Stock-based compensation expense	—	—	209	—	209
Issuance of common stock in connection with public offering, net of issuance costs of $794	12,650,000	1	44,391	—	44,392
Net loss	—	—	—	(14,472)	(14,472)

Balance at June 30, 2015	118,533,157	$12	$149,248	$(99,349)	$49,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2015
Operating activities
Net loss	$(9,544)	$(14,472)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	353	330
Stock-based compensation expense	200	209
Accretion of interest expense	—	322
Warrant revaluation	(463)	—
Changes in operating assets and liabilities:
Accounts receivable	(289)	(54)
Due from related party	125	—
Prepaid expenses and other current assets	(64)	38
Deferred inventory costs	—	102
Inventories	393	(219)
Deposits and other assets	27	50
Accounts payable, accrued expenses and other liabilities	1,327	(550)
Deferred revenue	143	(44)

Net cash used in operating activities	(7,792)	(14,288)

Investing activities
Purchase of property and equipment	(35)	(192)

Net cash used in investing activities	(35)	(192)

Financing activities
Proceeds from issuance of long term debt and warrants, net of deferred financing costs and discount	4,917	(50)
Proceeds from issuance of common stock, net of offering costs	—	44,952

Net cash provided by financing activities	4,917	44,902

Net increase (decrease) in cash and cash equivalents	(2,910)	30,422
Cash and cash equivalents at beginning of period	9,845	28,526

Cash and cash equivalents at end of period	$6,935	$58,948

Supplemental Disclosure of Cash Flow Information:
Transfer from inventories to property and equipment in the field	$252	$183

Deferred public offering costs in accounts payable and accrued expenses	$—	$560

Interest paid	$—	$490

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

Pursuant to the terms of the Acquisition Agreement (i) all outstanding shares of common stock of Corindus, Inc., $0.01 par value per share, were exchanged for shares of Company common stock, $0.0001 par value per share, and (ii) all outstanding options and warrants to purchase shares of common stock of Corindus, Inc. were exchanged for or replaced with options and warrants to acquire shares of common stock of the Company. The exchange ratio was one for 25.00207 shares. As a result of the Acquisition, Corindus, Inc. became a wholly-owned subsidiary of the Company and the business of Corindus, Inc. became the Company’s sole focus.

All share and per share amounts in the condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect (i) the conversion of the Series A through E Redeemable Convertible Preferred Stock into common stock and (ii) the one for 25.00207 exchange of shares of common stock.

Recent Equity Offerings

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

On May 28, 2015, the Company completed a public offering by issuing 12,650,000 shares of its common stock at $3.80 per share in exchange for proceeds of $44,392, net of underwriting discounts, commissions and other offering costs. In connection with the public offering, the Company’s common stock was approved for listing on

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1	Nature of Operations (Continued)

Recent Equity Offerings (continued)

the NYSE MKT and where it commenced trading on May 29, 2015 under the symbol “CVRS”. The Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS”.

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2014 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Reclassification

Sales and marketing expenses of $1,766 and $3,706 for the three and six months ended June 30, 2014, respectively, have been reclassified to selling, general and administrative expenses to conform to 2015 presentation.

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

Significant Customers

The Company had the following customers that accounted for greater than 10% of its revenues during the three and six month periods ending June 30, 2014 and 2015:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2015	2014	2015
Customer	% of Revenues	% of Revenues	% of Revenues	% of Revenues
A	73%	—	44%	—
B	12%	—	17%	—
C	—	18%	15%	11%
D	—	30%	—	16%
E	—	29%	—	16%
F	—	—	—	13%
G	—	—	—	13%

Additionally, Customer D and Customer A accounted for 63% and 18% of the Company’s accounts receivable balance at June 30, 2015, respectively. The Company had two other customers that accounted for 27% and 25% of its accounts receivable balance at December 31, 2014, but neither customer exceeded 10% of its revenues in either the three or six month periods ending June 30, 2014 or 2015.

Cash Equivalents

The Company considers highly liquid short-term investments, which typically have consisted of money market funds, with original maturity dates of three months or less at the date of purchase to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits. There were no amounts invested in money market funds at December 31, 2014 or June 30, 2015.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company routinely monitors the recoverability of its inventories and records lower of cost or market reserves based on current selling prices and reserves for excess and obsolete inventories based on historical and forecasted usage, as required. Scrap and excess manufacturing costs are charged to cost of revenue as incurred and not capitalized as part of inventories.

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

The Company records shipping and handling costs as a selling expense in the period incurred, and records payments from customers for shipping costs as a reduction of selling expenses. Such amounts have not been material in the periods presented. The Company recorded medical device excise tax in the amount of $5 and $8 for the three months ended June 30, 2014 and 2015, respectively, and $21 and $15 for the six months ended June 30, 2014 and 2015, respectively, which is included in selling, general and administrative expenses.

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

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying redeemable convertible preferred stock. The Company revalued the warrants to purchase Series A and D Redeemable Convertible Preferred Stock on June 30, 2014 using the following assumptions: risk free interest of 1.00%, dividend yield of zero, expected volatility of 50% and expected years of 3.50.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer (ii) identify the performance obligations in the contract (iii) determine the transaction price (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of this standard to its consolidated financial statements. In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company does not expect the impact of ASU 2015-03 to be material to its consolidated financial statements.

Note 3	Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2014	June 30, 2015
Raw material	$861	$910
Work in progress	198	36
Finished goods	460	609

	$1,519	$1,555

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 4	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The notes are secured by substantially all the assets of the Company.

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

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. The Company was not in default of any conditions under the Loan and Security Agreements as of June 30, 2015.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 5	Stock-based Compensation

On April 30, 2015, our Board of Directors and shareholders owning a majority of the Company’s outstanding shares of common stock approved an increase in the authorized shares of common stock under the 2014 Stock Award Plan from 9,035,016 shares to 18,661,856 shares.

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Research and development	$23	$20	$38	$37
Selling, general and administrative	94	91	162	172

	$117	$111	$200	$209

Note 6	Net Loss per Share

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

	As of June 30,
	2014	2015
Options to purchase common stock	8,741,995	8,597,961
Warrants to purchase common stock	5,029,865	5,207,379

Total	13,771,860	13,805,340

Note 7	Restructuring Charge

During the six months ended June 30, 2014, the Company initiated reductions in workforce to control costs while the Company pursued new financing alternatives. For the three and six months ended June 30, 2014, the Company recorded $82 and $175, respectively, in restructuring charges for severance and related costs, which were paid in 2014.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 8	Related Party Transactions

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

For the six months ended June 30, 2014 and 2015, the Company recorded revenues of $315 and $125 respectively, from shipments to Philips. At December 31, 2014 and June 30, 2015, there were no amounts due from Philips.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $136 at December 31, 2014 and at June 30, 2015. The Company assessed the notes receivable for impairment and concluded that there were no impairment indicators at December 31, 2014 or June 30, 2015. The Company does not believe there is any significant collection risk associated with the notes receivable at June 30, 2015.

Not for Profit

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization procedures. The Company’s Chief Executive Officer and one of its senior executives represent two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties and because the Company controls the entity by its representation on the board of directors of the entity, the Company has consolidated the financial statements of the entity. The not-for-profit has an immaterial amount of assets and liabilities on its balance sheet at December 31, 2014 and June 30, 2015 and expenses of $112 and $216 for the three and six months ended June 30, 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2014. The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

We design, manufacture and sell CorPath® Systems, precision vascular robotic-assisted systems for use in interventional vascular procedures. Our first and current product, the CorPath 200 System, is the only vascular robotic system cleared by the U.S. Food and Drug Administration to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures. While we are initially cleared for and are targeting PCI procedures, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including peripheral vascular, neurointerventional and other more complex cardiac interventions such as structural heart. As of June 30, 2015, we have installed 32 CorPath Systems, including two CorPath Systems in hospitals outside of the U.S. This total includes four CorPath System installations in the recently completed fiscal quarter ending June 30, 2015, as compared to three CorPath System installations in the same quarter of the prior year.

There are significant occupational hazards in cath labs. In order to perform the procedure, a physician stands by the patient who is laying on the cath lab table. The physician wears cumbersome and heavy protective apparel containing lead to block exposure to the ionizing radiation of x-rays used in the procedure and thereby combat its adverse effects. Already under bodily strain, the physician must deliver constant x-ray exposures to view the different vessels, which provides visual guidance for manual manipulation of interventional devices inside the patient’s heart. In addition to these physical demands, the current manual methods of performing PCI procedures make it difficult for physicians to visualize and estimate the length of the blocked lesion that requires the treatment, often leading to improper device selection and poor placement accuracy.

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

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended June 30, 2014 compared to three months ended June 30, 2015

	Three months ended June 30,
	2014	2015	Change
	(in thousands)
Revenue	$1,077	$909	$(168)
Cost of revenue	1,058	941	(117)

Gross profit (loss)	19	(32)	(51)

Operating expenses:
Research and development	1,458	2,825	1,367
Selling, general and administrative	2,848	4,014	1,166
Restructuring charge	82	—	(82)

Total operating expenses	4,388	6,839	2,451

Operating loss	(4,369)	(6,871)	2,502

Other expense:
Warrant revaluation	(1,302)	—	1,302
Interest and other expense	(39)	(432)	(393)

Total other expense, net	(1,341)	(432)	909

Net loss and comprehensive loss	$(5,710)	$(7,303)	$(1,593)

Revenue

Revenue decreased from $1,077 for the three months ended June 30, 2014 to $909 for the three months ended June 30, 2015 due primarily to a decrease in revenue for our CorPath Systems partially offset by an increase in revenue for our CorPath Cassettes and accessories.

Our revenue associated with CorPath System sales was $886 during the three months ended June 30, 2014, compared to $647 during the three months ended June 30, 2015. We sold three CorPath Systems during the three months ended June 30, 2015 compared to two CorPath Systems during the three months ended June 30, 2014. Our average selling price associated with the systems sold, however, decreased by 51.3% primarily due to the inclusion of a significant international system sale during the three months ended June 30, 2014. We expect to experience some unevenness in the trend of the number of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue for CorPath Cassettes and accessories increased from $151 for the three months ended June 30, 2014 to $187 for the three months ended June 30, 2015. The volume and average price of our CorPath Cassettes and accessories increased by 54 units and increased by 0.1%, respectively, from the three months ended June 30, 2014 to the three months ended June 30, 2015. Revenues under our CorPath Utilization Program (“CUP”) represented 17.1% and 25.0% for the three months ended June 30, 2014 and 2015, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased from $1,058 for the three months ended June 30, 2014 to $941 for the three months ended June 30, 2015. Cost of revenues for the three months ended June 30, 2014 included the effect of under-utilization of our production facilities in the second quarter of 2014 and inventories produced at a higher cost in 2013 that were sold in the second quarter of 2014. Cost of revenues for the three months ended June 30, 2015 continued to include the effect of the under-utilization of our production facilities, which we expect to continue for the remainder of 2015.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath System and CorPath Cassettes is $200 and $1, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross margin decreased from gross profit of $19 for the three months ended June 30, 2014 to a gross loss of $32 for the three months ended June 30, 2015 based on the changes in revenue and cost of revenues discussed above. For the three months ended June 30, 2015, we have not generated enough sales volume of CorPath Systems to offset the costs of our production facility and have generated a gross loss; therefore, we expect to experience volatility in our gross loss.

Research and Development

Research and development expenses increased from $1,458 for the three months ended June 30, 2014 to $2,825 for the three months ended June 30, 2015 primarily due to investments in the development of the next generation CorPath System, including development of prototype systems, through a combination of additional employees, which increased by $459, and the purchase of materials, which increased by $477.

Selling, General and Administrative

Selling, general and administrative expenses increased from $2,848 for the three months ended June 30, 2014 to $4,014 for the three months ended June 30, 2015. This increase is primarily due to incremental employee related costs resulting from the expansion of the direct sales force, which increased by $570, and increased costs associated with compliance with public company reporting requirements, which increased by $203.

Other Expense

Other expense, net changed from $1,341 for the three months ended June 30, 2014 to $432 for the same period in 2015. The other expense for the three months ended June 30, 2014 was primarily a result of the revaluation of the warrant to purchase preferred stock based on the increase in value of the underlying preferred stock. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of common stock as a result of the Acquisition on August 12, 2014 and were reclassified to additional paid-in capital with no additional mark to market adjustments. Other expense for the three months ended June 30, 2015 was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement, of which $9,433, net, was outstanding at June 30, 2015.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss and Comprehensive Loss

Net loss and comprehensive loss increased from $5,710 for the three months ended June 30, 2014 to $7,303 for the three months ended June 30, 2015 due to the factors noted above.

Six months ended June 30, 2014 compared to six months ended June 30, 2015

	Six months ended June 30,
	2014	2015	Change
	(in thousands)
Revenue	$1,807	$1,685	$(122)
Cost of revenue	2,441	1,742	(699)

Gross loss	(634)	(57)	(577)

Operating expenses:
Research and development	3,504	5,588	2,084
Selling, general and administrative	5,658	7,998	2,340
Restructuring charge	175	—	(175)

Total operating expenses	9,337	13,586	4,249

Operating loss	(9,971)	(13,643)	3,672

Other income (expense):
Warrant revaluation	463	—	(463)
Interest and other expense	(36)	(829)	(793)

Total other income (expenses), net	427	(829)	(1,256)

Net loss and comprehensive loss	$(9,544)	$(14,472)	$4,882

Revenue

Revenue decreased from $1,807 for the six months ended June 30, 2014 to $1,685 for the six months ended June 30, 2015 due primarily to a decrease in revenue for our CorPath Systems.

Our revenue associated with CorPath System sales decreased from $1,467 during the six months ended June 30, 2014 compared to $1,209 for the six months ended June 30, 2015. We sold six and five CorPath Systems during the six months ended June 30, 2014 and 2015, respectively. Our average selling price associated with the Systems sold during the six months ended June 30, 2015 when compared to the Systems sold during the six months ended June 30, 2014 decreased by 16.6% primarily to the inclusion of a significant international sale during the six months ended June 30, 2014. We expect to experience some unevenness in the trend of the number of units sold and the average selling price of units sold given with the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our CorPath Cassettes and accessories sales increased from $277 for the six months ended June 30, 2014 to $332 for the six months ended June 30, 2015. The volume and average price of our CorPath Cassettes and accessories increased by 82 units and increased by 0.1%, respectively, from the six months ended June 30, 2014 to the six months ended June 30, 2015. Revenues under our CUP represented 29.8% and 25.9% for the six months ended June 30, 2014 and 2015, respectively, of our total revenues for the sale of consumables.

We believe the number of CorPath Systems sold on a quarterly basis will continue to fluctuate due to the unevenness of customer purchasing patterns associated with the early stage of commercialization of our product and market acceptance and as we continue to develop a dedicated and consistent sales force. Additionally, we expect variability in the sales of our consumables until our product receives wider market acceptance.

Given the relatively small number of customers due to the early stage of the commercialization and the price of the CorPath System relative to consumables, customers that purchase a system in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased from $2,441 for the six months ended June 30, 2014 to $1,742 for the six months ended June 30, 2015, due to fewer sales of CorPath Systems. Cost of revenues for the six months ended June 30, 2014 included the effect of under-utilization of our production facilities in the first and second quarter of 2014 and inventories produced at a higher cost in 2013 that were sold in the first half of 2014. Cost of revenues for the six months ended June 2015 continued to include the effect of the under-utilization of our production facilities, which we expect to continue for the remainder of 2015.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath System and CorPath Cassettes is $200 and $1, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Loss

Our gross loss decreased from $634 for the six months ended June 30, 2014 to a gross loss of $57 for the six months ended June 30, 2015 based on the changes in revenue and cost of revenues discussed above. For the six months ended June 30, 2014 and 2015, we have not generated enough sales volume of CorPath Systems to offset the costs of our production facility and have generated a gross loss; therefore, we expect to experience volatility in our gross loss.

Research and Development

Research and development expenses increased from $3,504 for the six months ended June 30, 2014 to $5,588 for the six months ended June 30, 2015 primarily due to investments in the development of the next generation CorPath System, including development of prototype systems, through a combination of additional employees, which increased by $614, and the purchase of materials, which increased by $837.

Selling, General and Administrative

Selling, general and administrative expenses increased from $5,658 for the six months ended June 30, 2014 to $7,998 for the six months ended June 30, 2015. This increase is primarily due to incremental employee related costs resulting from the expansion of the direct sales force, which increased by $1,046, and increased costs associated with compliance with public company reporting requirements, which increased by $746.

Other Income (Expense)

Other income (expense), net changed from approximately $427 of other income for the six months ended June 30, 2014 to $829 of other expense for the same period in 2015. The other income for the six months ended June 30, 2014 was primarily a result of the revaluation of the warrant to purchase preferred stock based on the decrease in value of the underlying preferred stock. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of common stock as a result of the Acquisition on August 12, 2014 and were reclassified to additional paid-in capital with no additional mark to market adjustments. Other expense for the six months ended June 30, 2015 was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement, of which $9,433, net, was outstanding at June 30, 2015.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss and Comprehensive Loss

Net loss and comprehensive loss increased from $9,544 for the six months ended June 30, 2014 to $14,472 for the six months ended June 30, 2015 due to the factors noted above.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Our management does not contemplate attaining profitable operations until 2017, nor is there any assurance that such an operating level can ever be achieved. Since inception, we have financed our operations primarily through sales of capital stock and borrowing arrangements totaling $155.9 million, as well as limited revenues from the sale of our products.

As of December 31, 2014 and June 30, 2015, we had an accumulated deficit of $84,877 and $99,349, respectively. Additionally, we have gross borrowings outstanding of $10.0 million, of which $2.0 million is due between July 1 and December 1, 2015. As we continue to incur losses and generate negative gross margins, the transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the product.

At December 31, 2014 and June 30, 2015, we had $28,526 and $58,948, respectively, of cash and cash equivalents. We believe that our working capital of $54,385 at June 30, 2015 will provide us the liquidity to meet our operating needs and service our debt for at least the next 12 months.

On May 28, 2015, we completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for net proceeds of approximately $44,392. In connection with the public offering, our common stock was approved for listing on the NYSE MKT and commenced trading on May 29, 2015. Our common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc.

On September 12, 2014, we entered into the Purchase Agreement with multiple investors relating to the issuance and sale of shares of our common stock in a private placement. At the closing of the private placement on September 16, 2014, we sold an aggregate of 10,666,570 shares of common stock at $2.50 per share for an aggregate purchase price of $26,700, or net proceeds of $25,500. Pursuant to the Purchase Agreement, we registered these shares with the SEC under a registration statement on Form S-1, which was declared effective on January 13, 2015. Among other obligations under the Purchase Agreement, we must use commercially reasonable efforts to keep such registration statement continuously effective with respect to each investor until the earlier of (i) the sale by such investor of such shares or (ii) the date all shares held by such investor may be sold without restriction under Rule 144, including without limitation, any volume and manner of sale restrictions or current public information requirements.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which Steward Capital Holdings, LP, as lender, agreed to make available to Corindus, Inc. $10,000 in the aggregate under two $5,000 secured promissory notes (the “Secured Promissory Notes”). The initial note was made on June 11, 2014 (“Initial Note”) and the second note was made on December 31, 2014 (“Second Note”), after our completion of the private placement which we closed in September 2014. The Secured Promissory Notes are repayable over a term of 27 months beginning on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan Agreement. The Loan Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. Future principal payments under the borrowing arrangement as of December 31, 2014 are as follows:

Year ending December 31:	Principal Payment Due
2015	$2,022
2016	4,378
2017	3,600

$10,000

In summary, our cash flows were as follows for the six months ended June 30:

	2014	2015
	(in thousands)
Net cash used in operating activities	$(7,792)	$(14,288)
Net cash used in investing activities	$(35)	$(192)
Net cash provided by financing activities	$4,917	$44,902

Operating Activities

Operating activities used cash of $7,792 for the six months ended June 30, 2014 compared to $14,268 for the six months ended June 30, 2015. The $6,496 increase in the use of cash for operating activities was due primarily to the increase in the net loss as well as changes in working capital for the six months ended June 30, 2015 which were less favorable when compared to the six months ended June 30, 2014, including increased inventory levels as well as decreases in the change in accounts payable due to the timing of payments, partially offset by the favorable warrant revaluation for the six months ended June 30, 2014.

Investing Activities

Investing activities included the purchase of property and equipment in the aggregate amount of $35 for the six months ended June 30, 2014 and $192 for the six months ended June 30, 2015. The increase was due to increased required capital investments during the first six months of 2015.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2015 were provided primarily from the completion of our public offering in which we issued 12,650,000 shares of our common stock at $3.80 per share in exchange for net proceeds of $44,392. For the six months ended June 30, 2014, cash flows from financing activities were provided from the issuance of $5,000 of debt under our Loan Agreement, which resulted in net proceeds of $4,917 after consideration of issuance costs, including warrants to purchase common stock issued to the lender.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015, and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the six months ended June 30, 2015.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer (ii) identify the performance obligations in the contract (iii) determine the transaction price (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU allows for either full retrospective adoption, where the standard is applied to all of the periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of this standard to its consolidated financial statements. In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company does not expect the impact of ASU 2015-03 to be material to its consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding: our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings; our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future; our beliefs about the enhanced features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the physician community; our beliefs about the attractiveness of the features and benefits of our products; our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner; the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business; our estimates of market sizes and anticipated uses of our products, including the market size of the vascular market and our ability to successfully penetrate such markets; our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends; our ability to achieve profitability, and the potential need to raise additional funding; our ability to maintain an adequate sales network for our products; our ability to enhance our U.S. and international sales networks and product penetration; our ability to increase the use and promotion of our products by training and educating physicians; our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors; our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties; our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.; the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business; our ability to meet the financial reporting obligations under our Loan and Security Agreement; our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs; potential liability resulting from litigation; our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.

The words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “potential,” “should,” “intend,” “continue,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

As described in Management’s Report on Internal Control Over Financial Reporting in our 2014 Form 10-K filed on March 30, 2015, although we have not undertaken a comprehensive assessment of our internal control over financial reporting, our senior management concluded that a material weakness exists in our internal controls relating to our accounting for overhead costs which affected inventories and property and equipment. Specifically, our cost accounting and reserve estimate processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, which was primarily the result of an insufficient number of qualified accounting resources to ensure adequate technical review of inventory accounting issues during the financial statement close process. We are remediating this weakness, primarily by utilizing the services of outside consultants, performing an analysis of and implementing enhancements to internal controls and by reconsidering our overall financial accounting staffing needs. As of June 30, 2015, we have not completed our remediation of this material weakness.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

10.1	05/22/2015	Employment Agreement between Corindus Vascular Robotics, Inc. and David M. Handler(1)

10.2	05/22/2015	Employment Agreement between Corindus Vascular Robotics, Inc. and David W. Long(1)

31.1	08/13/15	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	08/13/15	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	08/13/15	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	08/13/15	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 26, 2015.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      August 13, 2015

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/David M. Handler
David M. Handler
Chief Executive Officer and President

By:	/s/David W. Long
David W. Long
Chief Financial Officer and Senior Vice President