Form 10-Q
period 2015-09-30
Corindus Vascular Robotics, Inc.
filed 2015-11-12
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of November 10, 2015 was 118,570,200

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	September 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$28,526	$29,735
Marketable securities	—	20,590
Accounts receivable	473	566
Inventories, net	1,519	1,610
Prepaid expenses and other current assets	574	944

Total current assets	31,092	53,445

Property and equipment, net	1,284	1,420
Deposits and other assets	222	169
Deferred inventory costs	102	—
Notes receivable due from stockholders	136	136

Total assets	$32,836	$55,170

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,005	$1,706
Accrued expenses	1,137	1,216
Deferred revenue	202	305
Current portion of long-term debt	1,517	3,873

Total current liabilities	4,861	7,100

Long-term liabilities:
Deferred revenue, net of current portion	531	335
Other liabilities	68	49
Long-term debt, net of current portion	7,594	4,720

Total long-term liabilities	8,193	5,104

Total liabilities	13,054	12,204

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 105,883,157 shares at December 31, 2014 and 118,559,200 shares at September 30, 2015 issued and outstanding	11	12
Additional paid-in capital	104,648	149,372
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(84,877)	(106,411)

Total stockholders’ equity	19,782	42,966

Total liabilities and stockholders’ equity	$32,836	$55,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue	$554	$212	$2,361	$1,897
Cost of revenue	793	722	3,234	2,464

Gross loss	(239)	(510)	(873)	(567)

Operating expenses:
Research and development	1,352	2,263	4,856	7,851
Selling, general and administrative	3,796	3,885	9,454	11,883
Restructuring charge	—	—	175	—

Total operating expenses	5,148	6,148	14,485	19,734

Operating loss	(5,387)	(6,658)	(15,358)	(20,301)

Other expense:
Warrant revaluation	(2,884)	—	(2,421)	—
Interest and other expense, net	(178)	(404)	(214)	(1,233)

Total other expense, net	(3,062)	(404)	(2,635)	(1,233)

Net loss	$(8,449)	$(7,062)	$(17,993)	$(21,534)

Net loss per share—basic and diluted	$(0.10)	$(0.06)	$(0.23)	$(0.19)

Weighted-average common shares used in computing net loss per share—basic and diluted	86,977,825	118,541,168	77,949,347	111,446,296

Other comprehensive loss:
Net loss	$(8,449)	$(7,062)	$(17,993)	$(21,534)
Unrealized loss on marketable securities	—	(7)	—	(7)

Comprehensive loss	$(8,449)	$(7,069)	$(17,993)	$(21,541)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2014	105,883,157	$11	$104,648	$—	$(84,877)	$19,782
Stock-based compensation expense	—	—	313	—	—	313
Issuance of common stock in connection with public offering, net of issuance costs of $794	12,650,000	1	44,391	—	—	44,392
Issuance of common stock upon exercise of stock options	26,043	—	20	—	—	20
Change in fair value of marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(21,534)	(21,534)

Balance at September 30, 2015	118,559,200	$12	$149,372	$(7)	$(106,411)	$42,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2015

Operating activities
Net loss	$(17,993)	$(21,534)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	508	510
Stock-based compensation expense	300	313
Accretion of interest expense	36	480
Amortization/accretion on available-for-sale securities	—	(3)
Warrant revaluation	2,421	—
Changes in operating assets and liabilities:
Accounts receivable	(442)	(93)
Due from related party	125	—
Prepaid expenses and other current assets	(146)	(370)
Deferred inventory costs	(108)	102
Inventories	230	(456)
Deposits and other assets	—	53
Accounts payable, accrued expenses and other liabilities	1,872	(441)
Deferred revenue	389	(93)

Net cash used in operating activities	(12,808)	(21,532)

Investing activities
Purchases of available-for-sale securities	—	(20,593)
Purchases of property and equipment	(48)	(281)

Net cash used in investing activities	(48)	(20,874)

Financing activities
Proceeds from issuance of long term debt and warrants, net of deferred financing costs and discount	4,917	(50)
Payments on long term debt	—	(998)
Proceeds from exercise of stock options	—	20
Proceeds from issuance of common stock, net of offering costs	27,617	44,643
Other	(3)	—

Net cash provided by financing activities	32,531	43,615

Net increase in cash and cash equivalents	19,675	1,209
Cash and cash equivalents at beginning of period	9,845	28,526

Cash and cash equivalents at end of period	$29,520	$29,735

Supplemental Disclosure of Cash Flow Information:
Transfer from inventories to property and equipment in the field	$252	$365

Public offering costs in accounts payable and accrued expenses	$130	$251

Reclassification of warrant liability to stockholders’ equity	$5,803	$—

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

Recent Equity Offerings (continued)

On May 28, 2015, the Company completed a public offering by issuing 12,650,000 shares of its common stock at $3.80 per share in exchange for proceeds of $44,392, net of underwriting discounts, commissions and other offering costs. In connection with the public offering, the Company’s common stock was approved for listing on the NYSE MKT, where it commenced trading on May 29, 2015 under the symbol “CVRS”. The Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS.”

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015 (“2014 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2014 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corindus, Inc. and Corindus Security Corporation. Corindus, Inc. is our operating subsidiary, while Corindus Security Corporation was created solely to hold and invest the proceeds from the Company’s issuance of equity securities. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of both wholly-owned subsidiaries is the U.S. dollar and, therefore, the Company has not recorded any currency translation adjustments.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive loss, a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $7 as of September 30, 2015.

Reclassification

Sales and marketing expenses of $2,153 and $5,859 for the three and nine months ended September 30, 2014, respectively, have been reclassified to selling, general and administrative expenses to conform to the Company’s 2015 presentation.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Segment Information

The Company operates in one business segment, which is the marketing, sales and development of robotic-assisted catherization systems.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory valuation, assumptions used in the valuation of stock-based awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Significant Customers

The Company had the following customers that accounted for greater than 10% of its revenues during the three and nine month periods ending September 30, 2014 and 2015:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2015	2014	2015
Customer	% of Revenues	% of Revenues	% of Revenues	% of Revenues
A	65%	11%	15%	—
B	—	—	34%	—
C	—	—	13%	—
D	—	—	12%	10%
E	—	11%	—	—
F	—	—	—	14%
G	—	—	—	14%
H	—	—	—	12%
I	—	—	—	11%

Additionally, Customer G and Customer B accounted for 59% and 16% of the Company’s accounts receivable balance at September 30, 2015, respectively. The Company had two other customers that accounted for 27% and 25% of its accounts receivable balance at December 31, 2014, but neither customer exceeded 10% of its revenues in either the three or nine month periods ending September 30, 2014 or 2015.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (continued)

Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

Fair Value Measurements

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015:

	Fair value measurement category
Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2015:
Assets:
Cash equivalents	$9,525	$8,778	$747	$—
Marketable securities:
U.S. government treasuries	15,885	15,885	—	—
Certificates of deposit	4,705	—	4,705	—

Total assets	$30,115	$24,663	$5,452	$—

Cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2015, cash equivalents comprise funds in money market and certificates of deposit accounts.

Marketable securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2015 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and other income (expense). The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest and other income (expense).

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis.

At September 30, 2015, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2015, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss during those same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2015 consists of 21 certificates of deposit. The Company has the intent and ability to hold such securities until recovery. As of September 30, 2015, our available-for-sale securities had remaining maturities no greater than one year. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2015.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Marketable Securities

The following table summarizes available-for-sale securities held at September 30, 2015:

Description	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2015
U.S. government treasuries	$15,876	$9	$—	$15,885
Certificates of deposit	4,721	—	(16)	4,705

Total	$20,597	$9	$(16)	$20,590

Certain short-term securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. The Company did not hold any available-for-sale securities at December 31, 2014.

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

In each arrangement, the Company is responsible for installation of the CorPath System and initial user training, which services are deemed essential to the functionality of the system. Therefore, the Company recognizes system revenue when the CorPath System is delivered, installed, and accepted by the end user customer, provided all of the criteria outlined above are met.

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

Revenue Recognition (continued)

The Company generally enters into multiple element arrangements, which include the sale of a CorPath System with an initial order of CorPath Cassettes, and may include either a basic service plan or a premium service plan. The basic service plan provides for an extended warranty period and the premium service plan provides for the extended warranty as well as component upgrades during the service plan period. Deliverables, which are accounted for as separate units of accounting under multiple-element arrangements include: (a) the CorPath System, including delivery installation and initial training, which are subject to customer acceptance and (b) the initial shipment of CorPath Cassettes to the customer, and may include either (c) a basic service plan or (d) a premium service plan.

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

The Company records shipping and handling costs as a selling expense in the period incurred, and records payments from customers for shipping costs as a reduction of selling expenses. Such amounts have not been material in the periods presented. The Company recorded medical device excise tax in the amount of $7 and $6 for the three months ended September 30, 2014 and 2015, respectively, and $28 and $21 for the nine months ended September 30, 2014 and 2015, respectively, which is included in selling, general and administrative expenses.

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

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying redeemable convertible preferred stock. The Company revalued the warrants for the final time at the date of the Acquisition using weighted average assumptions as follows: risk-free interest rate of 1.025%, dividend yield of 0%, expected volatility of 50%, expected term of 3.5 years and the fair value of the Redeemable Convertible Preferred Stock of $2.00 per share based on the price paid in connection with the issuance of a private investor of one million shares at the date of the Acquisition. The final valuation resulted in a charge of $2,884 for the three months ended September 30, 2014 and $2,421 for the nine months ended September 30, 2014.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which amends FASB Accounting Standards Codification Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14—Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The Company is currently assessing the impact of this standard to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 3	Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2014	September 30, 2015
Raw material	$861	$1,074
Work in progress	198	52
Finished goods	460	484

	$1,519	$1,610

Note 4	Long-Term Debt

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

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of September 30, 2015.

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

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Research and development	$21	$19	$59	$56
Selling, general and administrative	79	85	241	257

	$100	$104	$300	$313

Note 6	Net Loss per Share

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

	Nine Months Ended September 30,
	2014	2015
Options to purchase common stock	8,715,542	8,078,961
Warrants to purchase common stock	5,029,865	5,207,379

Total	13,745,407	13,286,340

Note 7	Restructuring Charge

During the nine months ended September 30, 2014, the Company initiated reductions in workforce to control costs while the Company pursued new financing alternatives and recorded $175 in restructuring charges for severance and related costs, which were paid in 2014. There were no costs incurred during the three months ended September 30, 2014 and no costs incurred during the three and nine months ended September 30, 2015.

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

For the nine months ended September 30, 2014 and 2015, the Company recorded revenues of $315 and $125 respectively, from shipments to Philips. At December 31, 2014 and September 30, 2015, there were no amounts due from Philips.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $136 at December 31, 2014 and at September 30, 2015. The Company assessed the notes receivable for impairment and concluded that there were no impairment indicators at December 31, 2014 or September 30, 2015. The Company does not believe there is any significant collection risk associated with the notes receivable at September 30, 2015.

Not-for-Profit

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization procedures. The Company’s Chief Executive Officer and one of its senior executives represent two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties and because the Company controls the entity by its representation on the board of directors of the entity, the Company has consolidated the financial statements of the entity. The not-for-profit has an immaterial amount of assets and liabilities on its balance sheet at December 31, 2014 and September 30, 2015 and recognized expenses of $120 and $336 for the three and nine months ended September 30, 2015, respectively.

Note 9	Subsequent Events

On November 10, 2015, our Board of Directors adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective November 10, 2015, to, among other things, add a new Article VIII that provides for a sole and exclusive forum for certain actions (the “Forum Selection Bylaw”) and make certain other clarifying and administrative changes to the Company’s existing bylaws, including the date for the Annual Meeting of Stockholders, the means by which the Company may deliver notices of meetings to the Board of Directors, the issuance and transfer of uncertificated shares of its capital stock; and the appointment and removal process for certain officers of the Company.

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

Overview

We design, manufacture and sell CorPath® Systems, precision vascular robotic-assisted systems for use in interventional vascular procedures. Our first and current product, the CorPath 200 System, is the only vascular robotic system cleared by the U.S. Food and Drug Administration to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures. While we are initially cleared for and are targeting PCI procedures, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including peripheral vascular, neurointerventional and other more complex cardiac interventions such as structural heart. As of September 30, 2015, we have installed 34 CorPath Systems, including two CorPath Systems in hospitals outside of the U.S. This total includes two CorPath System installations in the recently completed fiscal quarter ending September 30, 2015, as compared to three CorPath System installations in the same quarter of the prior year.

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

Recent Developments

On October 6, 2015, we announced that the U.S. Food and Drug Administration had given 510(k) clearance for our robotic-assisted CorPath System to be used during percutaneous coronary interventions performed via radial access. The 510(k) clearance was based on results of a clinical trial conducted at Spectrum Health, Grand Rapids, Michigan, and St. Joseph’s Hospital Health Center, Syracuse, New York.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended September 30, 2014 compared to three months ended September 30, 2015

	Three months ended September 30,
	2014	2015	Change
	(in thousands)
Revenue	$554	$212	$(342)
Cost of revenue	793	722	(71)

Gross loss	(239)	(510)	(271)

Operating expenses:
Research and development	1,352	2,263	911
Selling, general and administrative	3,796	3,885	89

Total operating expenses	5,148	6,148	1,000

Operating loss	(5,387)	(6,658)	1,271

Other expense:
Warrant revaluation	(2,884)	—	2,884
Interest and other expense	(178)	(404)	(226)

Total other expense, net	(3,062)	(404)	2,658

Net loss	$(8,449)	$(7,062)	$1,387

Revenue

Revenue decreased from $554 for the three months ended September 30, 2014 to $212 for the three months ended September 30, 2015 due primarily to a decrease in revenue for our CorPath Systems.

We had no revenue associated with CorPath Systems during the three months ended September 30, 2015, compared to $354 during the three months ended September 30, 2014. We sold no CorPath Systems during the three months ended September 30, 2015 compared to one CorPath System during the three months ended September 30, 2014. We have experienced and we expect to continue to experience some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue for CorPath Cassettes and accessories increased slightly to $138 for the three months ended September 30, 2015 as compared to $137 for the three months ended September 30, 2014. The volume and average price of our CorPath Cassettes and accessories increased by 4 units and decreased by 1.6%, respectively, from the three months ended September 30, 2014 to the three months ended September 30, 2015. Revenues under our CorPath Utilization Program (“CUP”) represented 25.4% and 35.7% for the three months ended September 30, 2014 and 2015, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased from $793 for the three months ended September 30, 2014 to $722 for the three months ended September 30, 2015. Cost of revenues for the three months ended September 30, 2014 included the effect of under-utilization of our production facilities in the third quarter of 2014 and inventories produced at a higher cost in 2013 that were sold in the third quarter of 2014. Cost of revenues for the three months ended September 30, 2015 continued to include the effect of the under-utilization of our production facilities, which we expect to continue for the remainder of 2015.

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

Gross Loss

Our gross loss increased from $239 for the three months ended September 30, 2014 to $510 for the three months ended September 30, 2015 based on the changes in revenue and cost of revenues as discussed above. For the three months ended September 30, 2015, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses increased from $1,352 for the three months ended September 30, 2014 to $2,263 for the three months ended September 30, 2015 primarily due to investments in the development of the next generation CorPath System, including development of prototype systems, through a combination of incremental employee related costs, which increased by $446, and the purchase of prototype materials, which increased by $160.

Selling, General and Administrative

Selling, general and administrative expenses increased from $3,796 for the three months ended September 30, 2014 to $3,885 for the three months ended September 30, 2015. This increase is primarily due to incremental employee related costs of $240 resulting from the expansion of the direct sales force, and increased commercial initiatives of $535, offset by a decline of $720 in general and administrative expenses related to legal, accounting and auditing services associated with the Acquisition transaction in the prior year period.

Other Expense

Other expense decreased from $3,062 for the three months ended September 30, 2014 to $404 for the same period in 2015. The other expense for the three months ended September 30, 2014 was primarily a result of the revaluation of the warrant to purchase preferred stock based on the increase in value of the underlying preferred stock. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of common stock as a result of the Acquisition and were reclassified to additional paid-in capital with no additional mark to market adjustments. Other expense for the three months ended September 30, 2015 was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss decreased from $8,449 for the three months ended September 30, 2014 to $7,062 for the three months ended September 30, 2015 due to the factors noted above.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2015

	Nine months ended September 30,
	2014	2015	Change
	(in thousands)
Revenue	$2,361	$1,897	$(464)
Cost of revenue	3,234	2,464	(770)

Gross loss	(873)	(567)	306

Operating expenses:
Research and development	4,856	7,851	2,995
Selling, general and administrative	9,454	11,883	2,429
Restructuring charge	175	—	(175)

Total operating expenses	14,485	19,734	5,249

Operating loss	(15,358)	(20,301)	4,943

Other expense:
Warrant revaluation	(2,421)	—	(2,421)
Interest and other expense	(214)	(1,233)	1,019

Total other expense, net	(2,635)	(1,233)	(1,402)

Net loss	$(17,993)	$(21,534)	$3,541

Revenue

Revenue decreased from $2,361 for the nine months ended September 30, 2014 to $1,897 for the nine months ended September 30, 2015 due primarily to a decrease in revenue for our CorPath Systems.

Our revenue associated with CorPath System sales decreased from $1,821 during the nine months ended September 30, 2014 compared to $1,209 for the nine months ended September 30, 2015. We sold seven and five CorPath Systems during the nine months ended September 30, 2014 and 2015, respectively. Our average selling price associated with the Systems sold during the nine months ended September 30, 2015 when compared to the Systems sold during the nine months ended September 30, 2014 decreased by 22.6% primarily due to the inclusion of a significant international sale during the nine months ended September 30, 2014. We have experienced and we expect to continue to experience some unevenness in the number and trend of units sold and the average selling price of units sold given with the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our CorPath Cassettes and accessories sales increased from $414 for the nine months ended September 30, 2014 to $470 for the nine months ended September 30, 2015. The volume and average price of our CorPath Cassettes and accessories increased by 86 units and decreased by 0.3%, respectively, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Revenues under our CUP represented 28.3% and 28.7% for the nine months ended September 30, 2014 and 2015, respectively, of our total revenues for the sale of consumables.

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

Cost of Revenue

Cost of revenue decreased from $3,234 for the nine months ended September 30, 2014 to $2,464 for the nine months ended September 30, 2015, due to fewer sales of CorPath Systems. Cost of revenues for the nine months ended September 30, 2014 included the effect of under-utilization of our production facilities in the first three quarters of 2014 and inventories produced at a higher cost in 2013 that were sold in the first nine months of 2014. Cost of revenues for the nine months ended September 30, 2015 continued to include the effect of the under-utilization of our production facilities, which we expect to continue for the remainder of 2015.

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

Gross Loss

Our gross loss decreased from $873 for the nine months ended September 30, 2014 to a gross loss of $567 for the nine months ended September 30, 2015 based on the changes in revenue and cost of revenues discussed above. For the nine months ended September 30, 2014 and 2015, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs including the effect of the under-utilization of our production facility and have generated a gross loss; therefore, we expect to experience volatility in our gross loss.

Research and Development

Research and development expenses increased from $4,856 for the nine months ended September 30, 2014 to $7,851 for the nine months ended September 30, 2015 primarily due to investments in the development of the next generation CorPath System, including development of prototype systems, through a combination of incremental employee related costs, which increased by $1,060, and the purchase of prototype materials, which increased by $993.

Selling, General and Administrative

Selling, general and administrative expenses increased from $9,454 for the nine months ended September 30, 2014 to $11,883 for the nine months ended September 30, 2015. This increase is primarily due to incremental employee related costs resulting from the expansion of the direct sales force, which increased by $1,068, and increased costs associated with compliance with public company reporting requirements, which increased by $464.

Other Expense

Other expense decreased from $2,635 for the nine months ended September 30, 2014 to $1,233 for the same period in 2015. The other income for the nine months ended September 30, 2014 was primarily a result of the revaluation of the warrant to purchase preferred stock based on the decrease in value of the underlying preferred stock. The warrants to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock were converted into warrants to purchase shares of common stock as a result of the Acquisition on August 12, 2014 and were reclassified to additional paid-in capital with no additional mark to market adjustments. Other expense for the nine months ended September 30, 2015 was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss increased from $17,993 for the nine months ended September 30, 2014 to $21,534 for the nine months ended September 30, 2015 due to the factors noted above.

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

As of December 31, 2014 and September 30, 2015, we had an accumulated deficit of $84,877 and $106,411, respectively. Additionally, we have gross borrowings outstanding of $9.0 million, of which $1.0 million is due between October 1 and December 1, 2015. As we continue to incur losses and generate negative gross margins, the transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the product.

At December 31, 2014 and September 30, 2015, we had $28,526 and $50,325, respectively, of cash and cash equivalents, and marketable securities. We believe that our working capital of $46,390 at September 30, 2015 will provide us the liquidity to meet our operating needs and service our debt for at least the next 12 months.

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

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which Steward Capital Holdings, LP, as lender, agreed to make available to Corindus, Inc. $10,000 in the aggregate under two $5,000 secured promissory notes (the “Secured Promissory Notes”). The initial note was made on June 11, 2014 (“Initial Note”) and the second note was made on December 31, 2014 (“Second Note”), after our completion of the private placement which we closed in September 2014. The Secured Promissory Notes are repayable over a term of 27 months beginning on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan Agreement. The Loan Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under the Loan and Security Agreement. Future principal payments under the borrowing arrangement as of September 30, 2015 are as follows:

Year ending December 31:	Principal Payment Due
2015	$1,024
2016	4,378
2017	3,600

$9,002

In summary, our cash flows were as follows for the nine months ended September 30:

	2014	2015
	(in thousands)

Net cash used in operating activities	$(12,808)	$(21,532)
Net cash used in investing activities	$(48)	$(20,874)
Net cash provided by financing activities	$32,531	$43,615

Operating Activities

Operating activities used cash of $12,808 for the nine months ended September 30, 2014 compared to $21,532 for the nine months ended September 30, 2015. The $8,724 increase in the use of cash for operating activities was due primarily to the increase in the net loss, exclusive of the non-cash warrant revaluation in the prior year, and changes in working capital, including increased inventory levels as well as decreases in the change in accounts payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $48 for the nine months ended September 30, 2014 compared to $20,874 for the nine months ended September 30, 2015. The increase was primarily due to the use of a portion of the proceeds from our recent public offering for investments in marketable securities this past fiscal quarter.

Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2015 were provided from the completion of our public offering in which we issued 12,650,000 shares of our common stock at $3.80 per share in exchange for net proceeds of $44,392 partially offset by required principal payments on our long-term debt. For the nine months ended September 30, 2014, cash flows from financing activities were provided from the private placement of 10,666,570 shares of common stock in exchange for $27,617, net of offering costs and borrowings of $5,000 of debt under our Loan Agreement, which resulted in net proceeds of $4,917 after consideration of issuance costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015. As discussed in Note 1—Nature of Operations in this Form 10-Q, we adopted a new critical accounting policy related to marketable securities during the third quarter of 2015 as a result of our use of a portion of the proceeds from our recent public offering for investments in marketable securities this past fiscal quarter.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers, which amends FASB Accounting Standards Codification Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14—Revenue from

Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The Company is currently assessing the impact of this standard to its consolidated financial statements.

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

As described in Management’s Report on Internal Control Over Financial Reporting in our 2014 Form 10-K filed on March 30, 2015, although we have not undertaken a comprehensive assessment of our internal control over financial reporting, our senior management concluded that a material weakness exists in our internal controls relating to our accounting for overhead costs which affected inventories and property and equipment. Specifically, our cost accounting and reserve estimate processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, which was primarily the result of an insufficient number of qualified accounting resources to ensure adequate technical review of inventory accounting issues during the financial statement close process. We are remediating this weakness, primarily by utilizing the services of outside consultants, performing an analysis of and implementing enhancements to internal controls and by reconsidering our overall financial accounting staffing needs. As of September 30, 2015, we have not completed our remediation of this material weakness.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2015, our Board of Directors adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective November 10, 2015, to, among other things, add a new Article VIII that provides for a sole and exclusive forum for certain actions (the “Forum Selection Bylaw”) and make certain other clarifying and administrative changes to the Company’s existing Bylaws, including the date for the Annual Meeting of Stockholders, the means by which the Company may deliver notices of meetings to the Board of Directors, the issuance and transfer of uncertificated shares of its capital stock; and the appointment and removal process for certain officers of the Company.

The Forum Selection Bylaw provides that, to the fullest extent permitted by law, and unless the Company, pursuant to a resolution adopted by the Board of Directors, consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, shall be the sole and exclusive forum for (a) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (b) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (c) any action arising or asserting a claim arising pursuant to any provision of Chapters 78 or 92A of the Revised Statutes of the State of Nevada or any provision of the Company’s Amended and Restated Articles of Incorporation (the “Articles”) or Amended and Restated Bylaws, (d) any action to interpret, apply, enforce or determine the validity of the Articles or the Amended and Restated Bylaws or (e) any action asserting a claim governed by the internal affairs doctrine.

The foregoing summary of the changes to the Company’s existing Bylaws is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2(a) to this Quarterly Report on Form 10-Q and is incorporated by reference herein. For reference, a copy of the Amended and Restated Bylaws marked to show changes affected by the amendments described herein is attached as Exhibit 3.2(b) to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

3.2(a)	11/12/15	Amended and Restated Bylaws*

3.2(b)	11/12/15	Amended and Restated Bylaws marked to show changes affected by the amendments described herein*

31.1	11/12/15	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	11/12/15	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	11/12/15	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	11/12/15	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2015

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ David M. Handler
David M. Handler
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President