Form 10-K/A
period 2015-12-31
Corindus Vascular Robotics, Inc.
filed 2016-04-05
CIK 1528557

Privileged and Confidential

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37406

CORINDUS VASCULAR ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	EIN 30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 Waverley Oaks Rd., Suite 105, Waltham, MA	02452
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 653-3335

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	NYSE MKT

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☒

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

As of March 24, 2016, the registrant had outstanding 119,682,994 shares of common stock, $0.0001 par value, which is its only class of common stock.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Corindus Vascular Robotics, Inc. (the “Company,” “Corindus,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016, to include the information required by Items 10 through 14 of Part III of the 2015 10-K. This information was previously omitted from the 2015 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2015 10-K. The cover page of the 2015 10-K is also amended to (i) update the number of outstanding shares of common stock as of March 24, 2016, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2015 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2015 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2015 10-K, nor does it amend, modify or otherwise update any other information in our 2015 10-K. Accordingly, this Amendment should be read in conjunction with our 2015 10-K and with our filings with the SEC subsequent to the filing of our 2015 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

The registrant meets the “accelerated filer” requirements as of the end of its 2015 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to a larger reporting company system based on its public float as of June 30, 2015) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2016 fiscal year and is thus eligible to check both the “Accelerated Filer” and “Smaller Reporting Company” boxes on the cover of this Form 10-K/A.

Terms used but not defined herein are as defined in our 2015 10-K.

PART III

Item  10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Directors and Executive Officers

The table below sets forth information about our directors and executive officers:

Name	Age	Position with the Company
Mark J. Toland	46	Chief Executive Officer, President and Director *
David W. Long	46	Chief Financial Officer, Senior Vice President, Treasurer, Secretary
Jeffrey Lightcap (1)(2)	57	Chairman of the Board of Directors
Hillel Bachrach (1)	70	Director
Jeffrey Gold (1)(2)(3)	68	Director
David White (2)(3)	68	Director
Gerard Winkels	59	Director
Michael Mashaal, MD	43	Director
Campbell Rogers, MD (3)	54	Director **

*	On March 7, 2016, Mr. Toland was appointed the Company’s President and Chief Executive Officer and a member of the Board of Directors.
**	Dr. Rogers was appointed to the Company’s Board of Directors on February 4, 2016.
(1)	Member of the Compensation Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Audit Committee

Business Experience

Mark J. Toland. Mark J. Toland was appointed as our President and Chief Executive Officer and a member of the Board of Directors effective March 7, 2016. Mr. Toland joins Corindus from Boston Scientific, a global medical technology leader with a significant focus on cardiovascular solutions, where he most recently held the position of Senior Vice President, Corporate Accounts & Global Healthcare Solutions. From 1997 until joining Corindus, Mr. Toland led large divisional and corporate teams at Boston Scientific responsible for U.S. commercial sales and operations across multiple cardiovascular business segments, including Interventional Cardiology, Peripheral, Structural Heart, and Electrophysiology. Since 2015, Mr. Toland has served as a member of the Scientific Advisory Board of The International Society of Cardiovascular Translational Research, a non-profit organization founded in 2007 with a goal to expedite scientific discovery to clinical application (patients). Mr. Toland earned a B.S. in Business Administration at University of Louisville, Louisville, Kentucky.

David W. Long. David W. Long was initially appointed as our Chief Financial Officer, Senior Vice President, Treasurer and Secretary on August 12, 2014 and was re-elected and re-appointed to serve in the same capacities on April 30, 2015. From September 2011 to August 12, 2014, Mr. Long served as Chief Financial Officer and Vice President of Administration of Corindus, Inc. Prior to joining Corindus, Inc., Mr. Long served in positions as Vice President of Finance and Division Controller at Thermo Fisher Scientific Corporation from September 2004 to September 2011. Mr. Long brings 20 years of financial experience with private and public companies, including International Rectifier Corporation, Polaroid Corporation and PPG Industries. Mr. Long earned his B.S. in Business Administration from the University of Massachusetts Lowell and his Masters in Government Administration from the University of Pennsylvania.

Jeffrey C. Lightcap. Jeffrey C. Lightcap was elected as a director on August 12, 2014 and was originally appointed by HealthCor as a director of Corindus, Inc. From March 2008 to August 12, 2014, Mr. Lightcap served as a director of Corindus, Inc. and he served as Chairman from April 12, 2012 to August 12, 2014. Since October 2006, Mr. Lightcap has served as a Senior Managing Director at HealthCor Partners Management, LP, a leading growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech and HCIT sectors. From 1997 to mid-2006, Mr. Lightcap was a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap currently serves as a director of the following companies: CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company; IASIS Healthcare Corporation, a privately-held company that owns and operates community-focused hospitals in high growth urban and suburban markets; Practice Partners in HealthCare, a privately-held company specializing in management and operation of ambulatory surgical centers; Paradigm Spine, LLC, a leader in the field of non-fusion, spinal implant technology; and HeartFlow, Inc., a company focused on the non-invasive diagnosis of coronary artery disease. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an M.B.A. from the University of Chicago. Mr. Lightcap’s experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

Hillel Bachrach. Hillel Bachrach was initially elected as a director on August 12, 2014 and was re-elected on April 30, 2015. From February 2008 to August 12, 2014, Mr. Bachrach served as a director of Corindus, Inc. as an appointee for 20/20 Capital III, LLC. Mr. Bachrach is an executive with 30 years of hands-on management and board experience with introductions of new, innovative and revolutionary medical technologies. Mr. Bachrach was the co-founder and Executive Vice President of ESC Medical Systems from 1993 to 1995, and from 1996 to 1999, when his tenure with ESC ended, he was the Vice Chairman and the Executive Vice President of Business Development and Strategic Planning. ESC Medical Systems (now Lumenis) was one of the first medical laser/flash lamp companies addressing cosmetic applications. From a total venture capital investment of $2 million, ESC went public on NASDAQ in January 1996, with a secondary offering in June 1996. Through multiple strategic acquisitions, ESC reached an approximate valuation of $1 billion in 1998. In 1999, after leaving ESC, Mr. Bachrach co-founded MSq, Ltd. (now Alma Laser), another innovator in the medical laser field. A portion of Alma Laser was sold in 2006 to TA Associates and the entire company was sold in 2013 to Fuson (a Chinese pharmaceutical company). Mr. Bachrach served as the Chief Executive Officer of Orex Computerized Radiography, a manufacturer of Computerized Radiography systems and software. He led the sale of Orex to Eastman Kodak in 2005. Since 2006, Mr. Bachrach has served as the Active-Chairman of Viztek, a leading HCIT provider. On October 1, 2015, VizTek was sold to Konika Minolta. Mr. Bachrach also served as the President of Odin Medical Technologies, Inc. (acquired by Medtronic). Mr. Bachrach is currently a director of UltraSPECT, Ltd., provider of unique cardiac and general purpose reconstruction software solutions for nuclear medicine diagnostic imaging hardware. He received his MBA from the Kellogg Graduate School of Management in 1976 and a B.S. in Electrical Engineering from Technion Israeli Institute of Technology in 1971.

Jeffrey Gold. Jeffrey Gold was initially elected as a director on August 12, 2014 and was re-elected on April 30, 2015. From February 2011 to August 12, 2014, Mr. Gold served as a director of Corindus, Inc. Mr. Gold served as President and Chief Operating Officer for Myoscience, Inc., an innovation-driven medical technology company based in Silicon Valley, California, dedicated to establishing their proprietary platform technology, Focused Cold Therapy,™ as the preeminent treatment for conditions involving nerves. He previously served as President and Chief Executive Officer of Velomedix Inc., a venture-backed company that developed a unique technology for rapidly inducing therapeutic hypothermia in patients undergoing severe acute cardiovascular events, such as heart attack and cardiac arrest. Prior to Velomedix, Mr. Gold was a Venture Partner for Longitude Capital where he focused on investments in medical devices. From 2001 to 2005, he was the Chief Executive Officer of CryoVascular Systems, a medical device company developing treatments for peripheral vascular disease. CryoVascular was acquired by Boston Scientific Corporation in 2005. From 1997 to 2000, Mr. Gold was the Chief Operating Officer and Executive Vice President of CardioThoracic Systems (NASDAQ: CTSI), a medical device company focused on developing products to enable off-pump open-heart surgery. CTSI was acquired by Guidant Corporation. Prior to CTSI, Mr. Gold spent 18 years with Cordis Corporation, now the primary cardiovascular device subsidiary of Johnson & Johnson, in a series of roles of increasing responsibility and scope. He was cofounder and President of Cordis Endovascular Systems, the subsidiary company that initially focused on the interventional neuroradiology and peripheral markets. Since 1997, Mr. Gold has served as a director of AngioDynamics, Inc. [NASDAQ: ANGO], a provider of medical devices used for the minimally-invasive diagnosis and treatment of cancer and peripheral vascular disease. From 2002 to 2014, Mr. Gold served as a director of Access Closure, Inc., a leading manufacturer and distributor of extravascular closure devices in the United States. From 2007 to 2014, Mr. Gold served as a director of Velomedix, Inc., a development stage medical device company that provides mild therapeutic hypothermia solutions for patients suffering from ischemic and reperfusion injury effects of cardiac arrest, heart attack, stroke, and traumatic brain injury. Mr. Gold holds an MBA from the University of Florida and a B.S. in Engineering from Northeastern University and is a graduate of GE’s Manufacturing Management Program.

David R. White. David R. White was initially elected as a director on August 12, 2014 and was re-elected on April 30, 2015. From June 9, 2010 to August 12, 2014, Mr. White served as a director of Corindus, Inc. From December 1, 2000 to November 1, 2010, Mr. White served as the Chief Executive Officer of IASIS Healthcare Corporation and he served as the Chief Executive Officer of IASIS Healthcare LLC from December 1, 2000 to October 2010. Mr. White served as the President of IASIS Healthcare Corporation from May 22, 2001 to May 2004 and also served as the President of IASIS Healthcare LLC from May 22, 2001 to May 2004. He served as the President and Chief Executive Officer of LifeTrust, from November 1998 to November 2000.From June 1994 to September 1998, Mr. White served as President of the Atlantic Group at Columbia/HCA, where he was responsible for 45 hospitals located in nine states. He has also served as Regional Vice President of Republic Health Corporation. Previously, Mr. White served as an Executive Vice President and Chief Operating Officer at Community Health Systems, Inc. He has been Executive Chairman of Anthelio Healthcare Solutions Inc. since June 2012 and has been its Independent Director since July 28, 2011. He has been Chairman of the Board at IASIS Healthcare Corporation since December 1, 2000 and served the same position from October 1999 to November 30, 2000. He also serves as a director to CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company. He served as Non-Executive Director at Parkway Holdings Limited from July 15, 2005 to March 8, 2007. Mr. White earned a B.S. in Business Administration from the University of Tennessee in Knoxville, TN in 1970, and an MS in Healthcare Administration from Trinity University in San Antonio, TX in 1973. Mr. White’s life-time career and knowledge in the healthcare industry field makes him well-qualified to serve as a director of the Company.

Gerard Winkels. Gerard Winkels was initially elected as a director on August 12, 2014 and was re-elected on April 30, 2015. From January 2011 to August 12, 2014, Mr. Winkels served as a director of Corindus, Inc. as an appointee of Koninklijke Philips N.V. (“Philips Parent”). Mr. Winkels is currently the VP GM of Interventional Cardiology Solutions at Philips HealthTech, leading a Business Innovation group chartered to develop/acquire a portfolio of procedure innovations with smart instruments in Interventional Cardiology. Mr. Winkels has been with Philips Healthcare for over 30 years in various marketing, product management and leadership roles including MR/CT lead for Europe and GM Electrophysiology. Mr. Winkels has proven experience in both upstream (leading innovation, establishing vision, finalizing projects, building strategies) and downstream (communicating solutions, driving sales and building customer loyalty) operations, all of which, we believe, make him well-qualified to serve as a director of the Company. Mr. Winkels received his M.S. in Physics from the University of Utrecht in 1983.

Michael Mashaal, M.D. Dr. Mashaal was elected as a director on August 12, 2014 and was originally appointed by HealthCor as a director of Corindus, Inc. From October 2012 to August 12, 2014 and from March 2008 until February 2011, Dr. Mashaal served as a director of Corindus, Inc. Since September 2008, Dr. Mashaal has served as Managing Director of HealthCor Partners Management, L.P. a growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech and HCIT sectors. Previously, from 2000 to 2008, Dr. Mashaal served as a Research Analyst focused on healthcare and biotechnology for several institutional investment firms. Dr. Mashaal graduated from Emory University in 1994 with a B.A. in Biology. After receiving an M.D. at State University of New York at Stony Brook School of Medicine in 1998, Dr. Mashaal trained in general surgery at the University Hospital at Stony Brook from 1998 to 1999. Dr. Mashaal’s background in the healthcare and biotechnology industries makes him well-qualified to serve as a director of the Company.

Campbell Rogers, M.D. Dr. Rogers was appointed as a director on February 4, 2016 to serve as a director until such time as he will stand for election at the Company’s 2016 annual meeting of shareholders. From March 2012 to the present, Dr. Rogers has served as Chief Medical Officer of HeartFlow, Inc., a cardiovascular diagnostics company providing the first available non-invasive solution that enables physicians to more accurately evaluate significant coronary artery disease based on both anatomy and physiology. From July 2006 to March 2012, Dr. Rogers served as Chief Scientific Officer and Global Head of Research and Development at Cordis Corporation, a Johnson & Johnson company, where he was responsible for leading investments and research in cardiovascular devices. From September 2000 to July 2006, Dr. Rogers was Associate Professor of Medicine at Harvard Medical School and Director of the Cardiac Catheterization and Experimental Cardiovascular Interventional Laboratories at Brigham and Women’s Hospital with responsibility for all aspects of catheterization laboratory clinical practice, education and research. He earned an ALB. in English from Harvard College and a M.D. from Harvard Medical School.

Term of Office of our Directors

Our Board of Directors is currently composed of eight members, each serving one-year terms, including Mr. Toland, who was appointed to the Board of Directors effective March 7, 2016 to fill the seat vacated by the resignation of David M. Handler, our former Chief Executive Officer and President who resigned from his position and from our Board of Directors on February 23, 2016. The Board of Directors is elected at each annual general meeting of stockholders. The authorized number of directors may be changed by vote of the stockholders or resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of a majority vote of the remaining directors then in office, unless a director is removed by the vote of holders of a majority of the shares of our capital stock, in which event, such vacancy or vacancies shall be filled by the stockholders. We believe that our current leadership structure is optimal at this time.

Our Board of Directors currently has six independent members and two non-independent members, our new Chief Executive Officer, Mr. Toland, and Mr. Winkels. We believe that the number of independent, experienced directors that make up our Board of Directors benefits our company and our shareholders. All of our independent directors have demonstrated leadership in other organizations and are familiar with board of director processes.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees, promoters or control persons has been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Nomination to the Board of Directors

We have determined that each of our directors is qualified to serve as a director based upon various criteria, including without limitation their broad-based business and professional skills and experiences, expertise or knowledge of our industry and ability to add perspectives relating to the industry, concern for the long-term interests of our stockholders, diversity and personal integrity and judgement. Our Board of Directors has a critical role in guiding our strategic direction and overseeing the strategy of our business, and accordingly, we seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board of Directors and to understand and enhance their knowledge of our industry and business plan.

Committees of the Board of Directors and Meetings

Meetings; Meeting Attendance.

During the period from January 1, 2015 through December 31, 2015, our Board of Directors met and acted by unanimous written consent 24 times. The Board has adopted a policy under which each member makes every effort to but is not required to attend each annual meeting of our stockholders. We did not conduct an annual meeting of stockholders in 2015.

Audit Committee.

Our Audit Committee consists of David White, Jeffrey Gold and Campbell Rogers, each of whom satisfies the independence requirements under NYSE MKT listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Mr. White, whom our Board of Directors has determined to be an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The purpose of the Audit Committee is to assist our Board of Directors with oversight of (i) the quality and integrity of our financial statements and its related internal controls over financial reporting, (ii) our compliance with legal and regulatory requirements, (iii) the independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our independent registered public accounting firm. The Audit Committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. During 2015, the Audit Committee met five times and each then-member of the Audit Committee attended each such meeting.

A copy of the Audit Committee’s written charter is publicly available on our website at www.corindus.com.

Compensation Committee.

Our Compensation Committee consists of Jeffrey Lightcap, Hillel Bachrach and Jeffrey Gold, each of whom our Board of Directors has determined to be independent under NYSE MKT listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act, and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code. The chairperson of our Compensation Committee is Mr. Lightcap.

The primary purpose of our Compensation Committee is to oversee our policies relating to compensation of our executives and make recommendations to our Board of Directors, as appropriate, with respect to such policies. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees.

Our practice has been and will continue to be to combine the components of our executive compensation program to align compensation with measures that correlate with the creation of long-term stockholder value and to achieve a total compensation level appropriate for our size and corporate performance. In pursuing this, we offer an opportunity for income in the event of successful corporate financial performance, matched with the prospect of less compensation in the absence of successful corporate financial performance. Our philosophy is to make a greater percentage of an employee’s compensation based on company performance as he or she becomes more senior, with a significant portion of the compensation of our executive officers based on the achievement of Company performance goals because the performance of these officers is more likely to have a direct impact on our achievement of strategic and financial goals that are most likely to affect stockholder value. At the same time, our Board of Directors believes that we must attract and retain high-caliber executives, and therefore must offer a mixture of fixed and incentive compensation at levels that are attractive in light of the competitive market for senior executive talent.

Historically, our Board of Directors has reviewed the total compensation of our executive officers and the mix of components used to compensate those officers on an annual basis. In determining the total amount and mix of compensation components, our Board of Directors strives to create incentives and rewards for performance consistent with our short- and long-term Company objectives. Our Board of Directors relies on its judgment about each individual rather than employing a formulaic approach to compensation decisions. Our Board of Directors has not assigned a fixed weighting among each of the compensation components. Our Board of Directors assesses each executive officer’s overall contribution to our business, scope of responsibilities, and historical compensation and performance to determine annual compensation. In making compensation decisions, our Board takes into account input from our board members and our Chief Executive Officer based on their experiences with other companies. In April 2015, our Compensation Committee retained Mercer as its independent compensation consultant to advise on our cash and equity compensation packages and related compensation policies and to provide a comparison of our executive compensation against our peer group. Our Compensation Committee makes the ultimate decisions regarding compensation for our Chief Executive Officer. Our Chief Executive Officer and Chief Financial Officer may from time to time attend meetings of our Compensation Committee or our Board of Directors, but will have no final decision authority with respect to compensation. Annually, our Compensation Committee will evaluate the performance of our Chief Executive Officer and determine our Chief Executive Officer’s compensation in light of the goals and objectives of our compensation program. The evaluation is reviewed with our Board of Directors without the presence of management prior to the Compensation Committee’s final determination. Decisions regarding the Chief Financial Officer’s compensation will be made by our Compensation Committee after considering recommendations from our Chief Executive Officer. Our Chief Executive Officer and Chief Financial Officer will determine the compensation of our other executive officers, subject to the approval of our Board of Directors. The compensation committee may consider programs and recommendations from independent compensation consultants to assist it in making its compensation determinations. During 2015, the Compensation Committee met four times and each member of the Compensation Committee attended each such meeting.

Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee consists of Jeffrey Gold, Jeffrey Lightcap and David White, each of whom our Board of Directors has determined to be independent under NYSE MKT listing standards. The chairperson of our Nominating and Corporate Governance Committee is Mr. Gold.

The primary purposes of our Nominating and Corporate Governance Committee are to (i) identify, review and recommend qualified candidates for membership on our Board of Directors and the Board committees, (ii) develop and recommend to the Board of Directors the appropriate corporate governance principles and practices and (iii) oversee the evaluation of the Board of Directors through the annual review of the performance of the Board and its committees. During 2015, the Nominating and Corporate Governance Committee met once with all members attending with the exception of Mr. Gold.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, executive officers, and persons owning more than 10 percent of a Company’s class of equity securities registered under Section 12 of the Exchange Act to file reports on a timely basis on the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of such equity securities with the SEC. Our executive officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, the relevant stockholders have not failed to file on a timely basis the Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

CODE OF CONDUCT AND ETHICS

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, executive officers and employees. This code is intended to focus the members of the Board of Directors and each executive officer and employee on areas of ethical risk, provide guidance to directors, executive officers and employees to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers and employees are required to sign this code and may be required to certify their compliance with the code on an annual basis.

Code of Ethics for Financial Executives

We have adopted a Code of Ethics applicable to all of our financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of our financial executives, and directs that they (i) act with honesty and integrity, (ii) provide information that is accurate, complete, objective, relevant, and timely, (iii) comply with federal, state, and local rules and regulations, (iv) act in good faith with due care, competence, and diligence and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of our financial executives are required to sign this code on an annual basis.

Insider Trading Policy

We have adopted an Insider Trading Policy applicable to all directors, officers and employees. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Insider Trading Policy outlines the definitions of insider trading, what constitutes material, non-public information and the potential penalties and sanctions. Illegal insider trading is against our policy as such trading can cause significant harm to our reputation for integrity and ethical conduct. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at our sole discretion, including dismissal for cause. All members of our Board of Directors, all executive officers, all employees at or above the level of vice president and all accounting personnel are required to ratify the terms of this policy on an annual basis.

Other Policies

We have also adopted a Whistleblower Policy and Related Party Transactions Policy.

All of the Company’s codes of conduct and ethics are posted and publicly available on our website at www.corindus.com.

Item 11.	EXECUTIVE COMPENSATION

General

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2015 and 2014 by our named executive officers, which consists solely of our former Chief Executive Officer and our Chief Financial Officer. The following table includes the dollar value of base salaries, bonus awards, stock options granted and certain other compensation (in thousands), if any, whether paid or deferred.

We refer to the executive officers listed below as the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David M. Handler(3)	2015	325	—	—	—	—	—	35	360
Former Chief Executive Officer and President	2014	305	40	—	—	—	—	33	378
David W. Long(4)	2015	275	50	—	—	—	—	32	357
Chief Financial Officer and Sr. Vice President	2014	254	32	—	73	—	—	30	389

(1)	Amount relates to the year in which the bonus was earned.

(2)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model.

(3)	For 2015, All Other Compensation includes $10 for 401(k) contribution and $25 for health insurance premiums paid by the Company on Mr. Handler’s behalf. For 2014, All Other Compensation includes $10 for 401(k) contribution and $23 for health insurance premiums paid by the Company on Mr. Handler’s behalf. Mr. Handler resigned as Chief Executive Officer and President of the Company and from our Board of Directors on February 23, 2016.

(4)	For 2015, All Other Compensation includes $7 for 40l(k) contribution and $25 for health insurance premiums paid by the Company on Mr. Long’s behalf. For 2014, All Other Compensation includes $7 for 401(k) contribution and $23 for health insurance premiums paid by the Company on Mr. Long’s behalf.

Employment Agreements

Employment Agreement with our former Chief Executive Officer

Mr. Handler served as the Company’s Chief Executive Officer and President prior to his resignation on February 23, 2016.

On September 3, 2008, Corindus, Inc. and Mr. Handler entered into an employment agreement under which Mr. Handler began employment on October 1, 2008 on an at will basis. On May 22, 2015, the Company and Mr. Handler entered into a new employment agreement, which superseded the previous employment agreement.

The terms of the employment agreement provided for Mr. Handler to receive an annual base salary of $325,000 subject to annual review for adjustments as determined by the Board. Mr. Handler was eligible for an annual bonus payment of up to 100% of his annual base salary for the year immediately preceding payment of such bonus based on achievement of performance objectives contained in an annual board-approved plan. Any bonus award is to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned. On September 11, 2008, Mr. Handler was granted a Corindus, Inc. option to purchase common stock of Corindus, Inc., which in accordance with the exchange ratio in the Acquisition Agreement, was exchanged for a Company option to purchase 946,928 shares of the Company’s common stock at an exercise price of $0.92 per share. The shares underlying the option vested as follows: 25% vested after one year of continuous service with the balance vested in equal monthly installments over the following 36 months.

In addition to containing typical provisions for fringe benefits, Mr. Handler’s employment agreement contained non-competition and non-solicitation covenants, which provide that while employed and for the 18-month period following the termination of employment, Mr. Handler will not compete with the Company and its subsidiaries or solicit employees or customers of the Company or its subsidiaries.

Employment Agreement with our Chief Financial Officer

Mr. Long is our Chief Financial Officer, Senior Vice President, Secretary and Treasurer. On May 22, 2015, the Company and Mr. Long entered into an employment agreement. Mr. Long’s employment is voluntary and he is free to terminate his employment at any time subject to the provisions provided therein. We are free to terminate Mr. Long’s employment at any time, with or without cause and without further obligation or liability subject to the provisions provided therein.

The terms of the employment agreement provide for Mr. Long to receive an annual base salary of $275,000 subject to annual review for adjustments as determined by the Board. Mr. Long is eligible for an annual bonus payment of up to 50% of his annual base salary for the year immediately preceding payment of such bonus based on achievement of performance objectives contained in an annual board-approved plan. Any bonus award is to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned.

On April 12, 2012, Mr. Long was granted a Corindus, Inc. option, which in accordance with the exchange ratio in the Acquisition Agreement, was exchanged for a Company option to purchase 590,048 shares of the Company’s common stock at an exercise price of $0.55 per share. The underlying shares vest as follows: 25% vest on September 5, 2012, the first anniversary of Mr. Long’s employment date, with the balance to vest in equal monthly installments over the following 36 months. On June 24, 2014, Mr. Long was granted a Corindus, Inc. option, which in accordance with the share exchange ratio in the Acquisition Agreement, was exchanged for a Company option to purchase 285,773 shares of the Company’s common stock at an exercise price of $0.75 per share. The underlying shares vest as follows: 25% vest on the first anniversary date of the option with the balance to vest in equal monthly installments over the following 36 months. In June 2014, Mr. Long received a discretionary management award of $10,000 related to his contributions associated with the closing of the Company’s debt financing activities. On February 11, 2015, our Compensation Committee approved the 2014 incentive compensation award to Mr. Long of $22,098. On January 22, 2016, our Compensation Committee approved the 2015 incentive compensation award to Mr. Long of $50,000.

In addition to containing typical provisions for fringe benefits, Mr. Long’s employment agreement contains non-competition and non-solicitation covenants, which provide that while employed and for the 18-month period following the termination of employment, Mr. Long will not compete with the Company and its subsidiaries or solicit employees or customers of the Company or its subsidiaries.

Termination and Severance Arrangements Upon Termination

We have employment agreements with our executive officers as described above. The arrangements reflected in these employment agreements are designed to encourage the officers’ full attention and dedication to our Company currently and, in the event of any proposed change of control, provide these officers with individual financial security.

The employment agreement with Mr. Long may be terminated at the election of either the executive or the Company with no less than a 30-day written notice of termination. Mr. Long may be immediately terminated by the Company for “cause.” Mr. Long may also terminate his employment for “good reason.” In the event that Mr. Long’s employment is involuntarily terminated by the Company without cause or terminated by the executive for “good reason,” but in the absence of a change in control, he will receive (a) his base salary and benefits for a period of 12 months, (b) monthly payments towards COBRA coverage for the executive and his dependents for up to 12 months, (c) payment of one-twelfth of the amount of annual bonus accrued on the Company’s books and records as of the end of the immediately precedent calendar quarter for 12 months and (d) release from any restrictions in a lock-up agreement with respect to stock that may be acquired by exercising any then outstanding and vested stock option granted by the Company or Corindus, Inc., each conditioned on his execution of a standard form of release of the Company from any claims within 30 days from the date of the termination and continued compliance with non-competition and non-solicitation covenants.

Prior to his resignation as the Company’s Chief Executive Officer and President on February 23, 2016, Mr. Handler’s employment agreement provided for similar termination and severance arrangements as those described above for Mr. Long.

“Cause” means (a) a good faith finding by the Company that (i) the executive intentionally failed to perform his assigned duties for the Company or (ii) he engaged in dishonesty, breach of fiduciary duty involving personal profit, gross negligence, misconduct, material breach of the Company’s Code of Ethics or a material violation of the Sarbanes-Oxley requirements for officers of public companies or (b) the conviction of the executive of, or the entry of a pleading of guilty or nolo contendere by the executive to, any crime involving moral turpitude or any felony. “Good reason” means any of the following (a) a material negative change in the executive’s function, duties or responsibilities, (b) a reduction to base salary (except for any reduction that is part of an employee-wide reduction in pay), (c) a requirement to relocate outside the Greater Boston area or (d) a material breach of the employment agreement by the Company.

Post Employment Compensation

Pension Benefits

We do not offer any defined benefit pension plans for any of our employees. We do have a 401(k) plan in which our employees may participate.

Potential Payments Upon Termination

The table below reflects the amount of compensation that will be paid to our Chief Financial Officer in the event of termination of such executive’s employment (whether by the Company without “cause” or by the executive for “good reason”). As noted above, he may also be entitled to the payment of any accrued bonus, as well as other benefits.

Name	Salary (in thousands)
David W. Long	$275

Severance Arrangements Upon Change of Control

Mr. Long’s remaining unvested option shares will become fully vested upon a Change in Control (as defined in his employment agreement) and any other equity awards will provide for full vesting if his employment terminates (whether by the Company without “cause” or by Mr. Long for “good reason”) within 12 months following a Change in Control (as defined in his employment agreement).

Nonqualified Deferred Compensation

We do not offer any deferred compensation plans for any of our executive officers.

Payments Upon Termination

Prior to his resignation as the Company’s Chief Executive Officer and President on February 23, 2016, Mr. Handler had similar potential payments upon the termination of his employment, and similar severance arrangements upon a change of control as those described above for Mr. Long, assuming such terminations were to have occurred as of December 31, 2015. Due to Mr. Handler’s resignation, there are no longer any potential payments due to him upon a change in control or otherwise.

In connection with his resignation, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Handler on March 17, 2016 outlining the terms of his separation. Pursuant to the terms and conditions of the Letter Agreement, Mr. Handler will receive continued payment of his base salary for 12 months; payment of the monthly amount then being charged by the Company for COBRA coverage with respect to Mr. Handler and his dependents for 12 months; payment of one-twelfth of the amount of annual bonus accrued on the Company’s books and records as of December 31, 2015; and a release from certain lock-up restrictions on stock that may be acquired by Mr. Handler by exercising outstanding and vested stock options. Mr. Handler will also be entitled to payment of certain outstanding accrued obligations, including wages and paid time off.

In addition, the Letter Agreement provides that each of the stock options issued to Mr. Handler by the Company shall be exercised, to the extent vested on the March 17, 2016, by way of a “net exercise” method whereby the Company shall withhold from the delivery of the shares of the Company’s common stock such number of shares having a fair market value on March 17, 2016 equal to the aggregate exercise price and minimum statutory withholdings for the shares for which each of the stock options is exercised. Mr. Handler has agreed not to offer, sell, contract to sell, pledge, grant any option to purchase or otherwise dispose of any shares of common stock issued pursuant to such option exercise prior to May 15, 2016.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2015.

	OPTION AWARDS
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
David M. Handler (1)	946,928	(2)	—	$0.92	09/30/18
Former Chief Executive Officer and President	947,328	(3)	—	$0.34	03/24/20
	1,250,666	(4)	113,696	$0.75	04/11/22

David W. Long	590,048	(5)	—	$0.55	09/04/21
Chief Financial Officer, Sr. Vice President	107,172	(6)	178,601	$0.75	06/04/24

(1)	Mr. Handler resigned as Chief Executive Officer and President of the Company and from our Board of Directors on February 23, 2016. Pursuant to a letter agreement between the Company and Mr. Handler dated March 17, 2016, 748,842 shares of common stock were issued to Mr. Handler upon the net exercise of all of his outstanding vested options as of March 17, 2016.

(2)	All 946,928 underlying shares became fully vested on October 1, 2012.

(3)	All 947,328 underlying shares became fully vested on March 25, 2014.

(4)	An aggregate of 341,091 underlying shares vested on April 12, 2013 and an aggregate of 28,424 underlying shares vested monthly from May 31, 2013 through December 31, 2015. An aggregate of 28,424 underlying shares vested on each of January 31, 2016 and February 29, 2016. The remaining shares were unvested at the time of Mr. Handler’s net exercise of all of his outstanding options as of March 17, 2016. .

(5)	All 590,048 underlying shares became fully vested on September 30, 2015.

(6)	An aggregate of 71,448 underlying shares vested on June 24, 2015 and an aggregate of 5,954 underlying shares vested monthly under July 24, 2015 through December 31, 2015. An aggregate of 5,954 underlying shares vest monthly from January 31, 2015 through May 24, 2018 and 5,935 underlying shares vest on June 24, 2018.

EQUITY COMPENSATION PLAN INFORMATION

At the Closing of the Acquisition, our Board of Directors and our shareholders adopted the 2014 Stock Award Plan (the “2014 Stock Plan”) as a replacement for the Corindus, Inc. Umbrella Option Plan (the “2006 Option Plan”) and the Corindus, Inc. 2008 Stock Incentive Plan (the “2008 Option Plan”) and under which the options for the purchase of the Company’s common stock will be issued. The 2014 Stock Award Plan was initially limited to award issuances which in the aggregate equal 9,035,016 shares; however, on April 30, 2015, our shareholders voted by written consent to increase the number of authorized shares to 18,661,856 shares.

The principal features of the 2014 Stock Award Plan are summarized below. This summary is qualified in its entirety by reference to the text of the 2014 Stock Award Plan, which is filed as an exhibit hereto.

Purpose.

The purpose of the 2014 Stock Award Plan is to attract and retain key personnel and to provide a means for our current and prospective directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in us, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders.

Administration.

The 2014 Stock Award Plan will be administered by the Compensation Committee of our Board of Directors, a sub-committee or other committee of our Board of Directors as may be appointed pursuant to the 2014 Stock Award Plan or our Board of Directors (as applicable, the “2014 Plan Committee”). The 2014 Plan Committee has the sole and plenary authority to establish the terms and conditions of any award and any amendments thereto consistent with the provisions of the 2014 Stock Award Plan. The 2014 Plan Committee is authorized to, among other things, designate participants; determine the time or times at which awards may be exercised and whether and under what circumstances an award may be exercised; interpret, administer, reconcile any inconsistency in, correct any defect in and/or supply any omission in the 2014 Stock Award Plan and any instrument or agreement relating to, or any award granted under, the 2014 Stock Award Plan; establish, amend, suspend, or waive any rules and regulations and appoint such agents as the 2014 Plan Committee deems appropriate for the proper administration of the 2014 Stock Award Plan; accelerate the vesting or exercisability of, payment for or lapse of restrictions on awards; and to make any other determination and take any other action that the 2014 Plan Committee deems necessary or desirable for the administration of the 2014 Stock Award Plan.

Eligibility.

Our employees, directors, officers, advisors or consultants will be eligible to participate in the 2014 Stock Award Plan. The 2014 Plan Committee has the sole and complete authority to determine who will be granted an award under the 2014 Stock Award Plan, however, it may delegate such authority to one or more of our officers under the circumstances set forth in the 2014 Stock Award Plan.

Share Reserve.

The 2014 Stock Award Plan provides that the total number of shares of our common stock that may be issued under the 2014 Stock Award Plan is 18,661,856, subject to the adjustment provisions in the 2014 Stock Award Plan as described further below. Of this amount, no more than 18,661,856 shares of our common stock may be issued upon the exercise of incentive stock options. Currently, there are no other limits on the number of shares of common stock that may be issuable with respect to any other type of award under the 2014 Stock Award Plan. To the extent that an award expires unexercised, is canceled or forfeited, or settled in cash, the number of shares of our common stock subject to such award will become available again for grant under the 2014 Stock Award Plan. Shares of our common stock that are used to pay the exercise price of an award or withheld to satisfy a participant’s tax withholding obligation will be available for re-grant under the 2014 Stock Award Plan. Awards may, in the sole discretion of the 2014 Plan Committee, be granted in assumption of, or in substitution for, outstanding awards previously granted by an entity acquired by us or with which we combine (referred to as “substitute awards”). The number of shares of common stock underlying any substitute awards will not be counted against the total number of shares of common stock available for awards under the 2014 Stock Award Plan.

No award may be granted under the 2014 Stock Award Plan during any suspension of the 2014 Stock Award Plan or after the 10th anniversary the 2014 Stock Award Plan was approved by stockholders, but awards theretofore granted may extend beyond that date.

Awards Available for Grant.

The Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), stock bonus awards, dividend equivalents, or performance compensation awards (including cash bonus awards) under the 2014 Stock Award Plan.

Options.

The 2014 Plan Committee may grant options to purchase shares of our common stock that are either “qualified”, meaning they are intended to satisfy the requirements of Section 422 of the Code for incentive stock options, or “non-qualified”, meaning they are not intended to satisfy the requirements of Section 422 of the Code. All stock options granted under the 2014 Stock Award Plan are required to have a per share exercise price that is not less than 100% of the fair market value per share of our common stock underlying such stock options on the date the option is granted, and all stock options that are intended to qualify as incentive stock options must be granted pursuant to an award agreement expressly stating that the option is intended to qualify as an incentive stock option, and will be subject to the terms and conditions that comply with the rules as may be prescribed by Section 422 of the Internal Revenue Code. Stock options granted under the 2014 Stock Award Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the 2014 Plan Committee and specified in the applicable award agreement. The maximum term for stock options granted under the 2014 Stock Award Plan will be 10 years from the initial date of grant, or five years with respect to any stock options intended to qualify as incentive stock options granted to a participant who owns stock representing more than 10% of the voting power of all classes of stock of us or certain of our permitted affiliates.

Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by our accountants to avoid an additional compensation charge or have been purchased on the open market, or the 2014 Plan Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method or by such other method as the 2014 Plan Committee may determine to be appropriate. Any fractional shares of common stock will be settled in cash.

Stock Appreciation Rights.

The 2014 Plan Committee may grant stock appreciation rights (“SARs”) under the 2014 Stock Award Plan. Generally, each SAR will entitle the participant upon exercise to an amount (in cash, shares or a combination of cash and shares, as determined by the 2014 Plan Committee) equal to the product of (i) the excess of (A) the fair market value on the exercise date of one share of our common stock, over (B) the strike price per share, times (ii) the number of shares of our common stock covered by the SAR being exercised. The strike price per share of a SAR granted in tandem with an option will be the exercise price of the related option and in the case of a SAR granted independent of an option, the fair market value on the date of grant (other than in the case of SARs granted in substitution of previously granted awards). The terms of the SARs shall be subject to terms established by the 2014 Plan Committee and reflected in the award agreement.

Restricted Stock.

The 2014 Plan Committee may grant restricted stock under the 2014 Stock Award Plan. Restricted stock is our common stock that generally is non-transferable and is subject to other restrictions determined by the 2014 Plan Committee for a specified period. The terms of the restricted stock shall be subject to terms established by the 2014 Plan Committee and reflected in the award agreement.

Restricted Stock Units.

The 2014 Plan Committee may grant RSUs under the 2014 Stock Award Plan. Generally, RSUs represent the right to receive, upon the expiration of the applicable restricted period, one share of our common stock for each RSU, or, if provided in an award agreement, in the sole discretion of the 2014 Plan Committee, the cash value thereof (or any combination thereof). A holder of RSUs will have no rights as a stockholder until such time as the award has vested and any other applicable conditions and/or criteria have been satisfied and the shares of our common stock underlying the award have been issued to the holder. The terms of the RSUs shall be subject to terms established by the 2014 Plan Committee and reflected in the award agreement.

Stock Bonus Awards.

The 2014 Plan Committee will be authorized to grant awards of unrestricted shares of our common stock or other awards denominated in our common stock, either alone or in tandem with other awards, under such terms and conditions as the 2014 Plan Committee may determine.

Dividend Equivalents.

The 2014 Plan Committee may grant dividend equivalents based on dividends declared on our common stock, to be credited as of the dividend payment dates during the period between the date an award is granted to a participant and the date such award vests, is exercised, is distributed or expires, as determined by the 2014 Plan Committee. Such dividend equivalents will be converted to cash, additional awards or additional shares of our common stock by such formula and at such time and subject to such limitations as may be determined by the 2014 Plan Committee.

Performance Compensation Awards.

The 2014 Stock Award Plan includes discretionary authority for the 2014 Plan Committee to designate an award as a “performance compensation award” intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The 2014 Plan Committee also has the authority to make an award of a cash bonus to any participant and designate such award as a performance compensation award under the 2014 Stock Award Plan. The 2014 Plan Committee has sole discretion to select the length of any applicable performance periods, the types of performance compensation awards to be issued, the applicable performance criteria and performance goals, and the kinds and/or levels of performance goals that are to apply. The performance criteria that will be used to establish the performance goals will be based on the attainment of specific levels of performance of us (and/or one or more of our affiliates, divisions or operational and/or business units, product lines, brands, business segments, administrative departments or any combination of the foregoing) based on criteria specifically set forth in the 2014 Stock Award Plan. Any one or more of the performance criteria may be stated as a percentage of another performance criteria, or a percentage of a prior period’s performance criteria, or used on an absolute, relative or adjusted basis to measure the performance of us and/or one or more of our affiliates as a whole or any divisions or operational and/or business unit(s), product lines, brands, business segments, administrative departments of ours and/or one or more of our affiliates or any combination thereof, as the 2014 Plan Committee may deem appropriate, or any of the performance criteria may be compared to the performance of a selected group of comparison companies. The 2014 Plan Committee also has the authority to provide for accelerated vesting of any award based on the achievement of performance goals pursuant to the performance criteria specified above.

There is no obligation under the 2014 Stock Award Plan at any time for the 2014 Plan Committee to grant any award in a form that qualifies as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The 2014 Plan Committee will be unable to grant awards under the 2014 Stock Award Plan in a manner that qualifies as a “performance-based compensation” under Section 162(m) of the Code until the Company submits the 2014 Stock Award Plan for stockholder approval after 2018.

Adjustments Upon Certain Events.

In the event of (a) any stock dividend, extraordinary cash dividend or other distribution (whether in the form of securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, split-off, combination, repurchase or exchange of shares of our common stock or other securities, issuance of warrants or other rights to acquire shares of our common stock or other securities, or other similar corporate transaction or event (including, without limitation, a change in control, as defined in the 2014 Stock Award Plan) that affects the shares of our common stock, or (b) unusual or nonrecurring events (including, without limitation, a change in control) affecting us, any of our affiliates, or the financial statements of us or any of our affiliate, or changes in applicable rules, rulings, regulations or other requirements of any governmental body or securities exchange or inter-dealer quotation system, accounting principles or law, such that in either case an adjustment is determined by the 2014 Plan Committee in its sole discretion to be necessary or appropriate, then the 2014 Plan Committee shall make any such adjustments in such manner as it may deem equitable, including without limitation, any or all of: (i) adjusting any or all (A) the number of our shares of common stock or other securities which may be delivered in respect of awards or with respect to which awards may be granted under the 2014 Stock Award Plan and (B) the terms of any outstanding award, including, without limitation, (1) the number of shares of our common stock subject to outstanding awards or to which outstanding awards relate, (2) the exercise price or strike price with respect to any award or (3) any applicable performance measures; (ii) subject to any limitations or reductions as may be necessary to comply with Section 409A of the Code, providing for a substitution or assumption of awards, accelerating the exercisability of, lapse of restrictions on, or termination of, awards or providing for a period of time for participants to exercise outstanding awards prior to the occurrence of such event; and (iii) subject to any limitations or reductions as may be necessary to comply with Section 409A of the Code, cancelling any one or more outstanding awards and causing to be paid to the holders, in cash, shares of our common stock, other securities or other property, or any combination, the value of such awards, if any, as determined by the 2014 Plan Committee (which if applicable may be based upon the price per share of our common stock received or to be received by other stockholders in such event), including without limitation, in the case of options and stock appreciation rights, a cash payment equal to the excess, if any, of the fair market value of the shares of our common stock subject to the option or stock appreciation right over the aggregate exercise price thereof, or, in the case of any outstanding restricted stock, restricted stock unit, stock bonus award, or other award denominated in our common stock, a cash payment or equity subject to deferred vesting and delivery consistent with the vesting restrictions applicable to such award or the underlying shares of our common stock subject thereto.

Effect of Change in Control.

Except to the extent otherwise provided in an award agreement or an employment agreement, in the event of a change in control (as defined in the 2014 Stock Award Plan), then notwithstanding any provision of the 2014 Stock Award Plan to the contrary, the 2014 Plan Committee may provide with respect to all or any portion of the participant’s outstanding award or awards that: (a) the then outstanding options and SARs will become immediately exercisable as of a time immediately prior to the change in control; (b) the period of restriction applicable to awards will expire as of a time immediately prior to the change in control (including without limitation a waiver of any applicable performance goals); (c) performance periods in effect on the change in control will end on such date, and that a participant receive partial or full payment of awards for each performance period based upon its determination of the degree of attainment of the performance goals or by assuming that the applicable performance goals have been achieved at the applicable “target” levels of performance or on such other basis as determined by the 2014 Plan Committee; and (d) all awards that have been previously deferred to be settled in full as soon as practicable. In addition, if an award under the 2014 Stock Award Plan is subject to Section 409A of the Code, a change in control transaction may constitute a payment event only if the transaction is also a “change in control event” for purposes of Section 409A of the Code.

Nontransferability of Awards.

An award may be exercised only by a participant during the participant’s lifetime, or, if permissible under applicable law, by the participant’s legal guardian or representative. An award will not be transferable or assignable by a participant except by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance will be void and unenforceable against us or any affiliate. However, the 2014 Plan Committee may, in its sole discretion, permit awards (other than incentive stock options) to be transferred, including transfer to a participant’s family members, any trust established solely for the benefit of participant or such participant’s family members, any partnership or limited liability company of which participant, or participant and participant’s family members, are the sole member(s), and a beneficiary to whom donations are eligible to be treated as “charitable contributions” for tax purposes.

Amendment and Termination.

Our board of directors may amend, alter, suspend, discontinue, or terminate the 2014 Stock Award Plan or any portion thereof at any time, except that no such amendment, alteration, suspension, discontinuation or termination may be made without stockholder approval if (i) such approval is necessary to comply with any applicable tax or regulatory requirement (including the rules or requirements of any securities exchange or inter-dealer quotation system on which our shares may be listed). In addition, any such amendment, alteration, suspension, discontinuance or termination that would materially and adversely affect the rights of any participant or any holder or beneficiary of any award will not to that extent be effective without such individual’s consent.

Claw-back Provisions.

All awards (including any proceeds, gains or other economic benefit actually or constructively received by the participant in respect of such awards) will be subject to the provisions of any claw-back policy implemented by us or set forth in the applicable award agreement, including, without limitation, any claw-back policy adopted to comply with the requirements of applicable law, such as the Dodd-Frank Act.

Plan Duration and 162(m) Approval.

The 2014 Stock Award Plan will expire on the tenth anniversary of the effective date of the plan, and no awards may be granted after such expiration, but the terms of the 2014 Stock Award Plan will continue to apply to previously granted awards. If determined by the 2014 Plan Committee, the 2014 Stock Award Plan will be approved by our stockholders no later than the first meeting of stockholders at which directors are to be elected that occurs after the close of fiscal 2018, in order for certain awards granted after such time to be exempt from deduction limitations of Section 162(m) of the Internal Revenue Code. Notwithstanding the foregoing, nothing shall affect the validity of awards granted after such time if such stockholder approval has not been obtained.

The following table shows the number of securities to be issued upon exercise of outstanding options as of December 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders

Equity compensation plans approved by security holders	8,778,503	$1.11	9,584,069

Total	8,778,503	$1.11	9,584,069

Director Compensation

On May 18, 2015, our board adopted a non-employee director compensation policy, pursuant to which we compensate directors with a combination of cash and equity. Each such non-employee director receives an annual cash retainer of $20,000 for such service, paid quarterly. The policy also provides that we compensate members of our board for service on our committees, in each case paid on a quarterly basis, as follows:

•	The chairman of our Board of Directors is to receive an annual cash retainer of $8,000 for such service;
•	The chairman of our Audit Committee receives an annual cash retainer of $8,000 for such service;
•	The chairman of our Compensation Committee receives an annual cash retainer of $6,000 for such service;
•	The chairman of our Nominating and Corporate Governance Committee receives an annual cash retainer of $4,000 for such service;
•	Each member of our Audit Committee receives an annual cash retainer of $4,000 for such service;
•	Each member of our Compensation Committee receives an annual cash retainer of $3,000 for such service; and
•	Each member of our Nominating and Corporate Governance Committee receives an annual cash retainer of $2,000 for such service.

Two of our directors, Jeffrey Lightcap and Michael Mashaal, have elected to waive their allocated director fees.

Beginning with the Company’s 2016 annual meeting, the non-employee director policy provides for the grant of equity awards each year at the annual meeting of the Company to each director continuing to serve on our board. Each such director will receive a stock option grant for the number of shares valued at $90,000 based on the Black-Scholes Model value of such option as of the date of grant, an acceptable model in accordance with ASC 718. The exercise price of such options is equal to the closing price of our common stock on the date of grant and such options vest 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant date, subject to the director’s continued service on the board.

Some of our directors were granted options to purchase shares of Corindus, Inc. common stock prior to the Acquisition and such shares were exchanged for options to purchase shares of our common stock in connection with the Acquisition. Directors may be granted options to purchase shares of Company common stock under our 2014 Stock Award Plan in accordance with the non-employee director compensation policy or in special circumstances as determined by the board.

The following table shows compensation paid to our directors (in thousands) for services rendered during the year ended December 31, 2015. The valuation methodology used to determine the fair value of the Corindus options issued during the year (which Corindus options were subsequently exchanged for Company options) was the Black-Scholes Model.

Name (a)	Year	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan com- pensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Hillel Bachrach(1)	2015	17	—	—	—	—	—	17
Jeffrey Gold(2)	2015	31	—	68	—	—	—	99
Jeffrey Lightcap(3)	2015	—	—	—	—	—	—	—
David White(4)	2015	23	—	68	—	—	—	91
Gerard Winkels(3)	2015	15	—	—	—	—	—	15
Michael Mashaal(3)	2015	—	—	—	—	—	—	—

(1)	As of December 31, 2015, 20/20 Capital III LLC, of which Mr. Bachrach is a controlling member held 82,331 options to purchase shares of our common stock and Mr. Bachrach, individually, held 75,006 options to purchase shares of our common stock, all of which were vested.
(2)	As of December 31, 2015, Mr. Gold held 251,007 options to purchase shares of our common stock, 182,514 of which were vested.
(3)	As of December 31, 2015, the director held no options to purchase shares of our common stock.
(4)	As of December 31, 2015, Mr. White held 251,007 options to purchase shares of our common stock, 182,514 of which were vested.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 24, 2016 for (a) each of our directors and named executive officers, (b) all of our directors and executive officers as a group and (c) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 24, 2016 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 119,682,994 shares of common stock outstanding on March 24, 2016. Except as otherwise noted in the footnotes below, the address for each person listed in the table below, solely for purposes of filings with the SEC, is c/o Corindus Vascular Robotics, Inc., 309 Waverley Oaks Rd., Suite 105, Waltham, Massachusetts, 02452.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:
Energy Capital, LLC and affiliates (1)	10,718,287	8.96%
Entities affiliated with HealthCor Partners Management, LP (2)	44,924,697	37.54%
Koninklijke Philips NV (3)	22,136,008	17.79%
Entities affiliated with Wellington Management Group LLP (4)	10,355,670	8.65%
FMR LLC (5)	6,315,800	5.28%

Directors and Named Executive Officers:
David M. Handler (6)	748,842	*
Mark J. Toland (7)	—	*
David W. Long (8)	721,036	*
Jeffrey C. Lightcap (9)	44,924,697	37.54%
Hillel Bachrach (10)	1,043,255	*
Jeffrey Gold (11)	182,514	*
David White (12)	262,921	*
Gerard Winkels (13)	—	*
Michael Mashaal (14)	—	*
Campbell Rogers (15)	—	*
All Current Directors and Executive Officers as a Group (9 persons) (15)	47,134,423	39.07%

*	Less than 1%.

(1)	Robert J. Smith is the sole owner of Energy Capital, LLC and Plato & Associates, LLC, and as such is deemed to be the beneficial owner of all shares owned by such entities. Includes (i) 800,000 shares directly owned by Robert J. Smith, (ii) 9,517,316 shares directly owned by Energy Capital, LLC, and (iii) 400,971 shares directly owned by Plato & Associates, LLC. The address for Energy Capital, LLC and Plato & Associates, LLC is 13650 Fiddlesticks Boulevard, Suite 202-324, Fort Myers, FL 33912.
(2)	Includes (i) 17,090,941 shares directly owned by HealthCor Partners Fund, LP, (ii) 19,981,655 shares directly owned by HealthCor Hybrid Offshore Master Fund, LP, and (iii) 7,852,101 shares directly owned by HealthCor Partners Fund II, LP. HealthCor Partners Management, LP is the investment manager of HealthCor Partners Fund, LP and HealthCor Partners Fund II, LP. HealthCor Partners Management, LP provides advice to its affiliate, HealthCor Management, LP, with respect to HealthCor Hybrid Offshore Master Fund, LP. Jeffrey Lightcap is a controlling member of HealthCor Partners Management, LP. The address for HealthCor Partners Management, LP is Attention: A. Alvez and D. Mullin, c/o Morgan Stanley, 1300 Thames Street, Custody/Transfer – 6th Floor, Baltimore, MD 21231.

(3)	This amount includes (i) 17,407,817 shares directly owned by Koninklijke Philips NV (“Philips Parent”) and (ii) 4,728,191 shares due to Philips Parent upon exercise of a currently exercisable warrant. The address for Koninklijke Phillips NV is Attention: Chief Legal Officer, Phillips Center, 16th Floor, Amstelplein 2, Amsterdam, 1096 BC, The Netherlands.
(4)	Includes shares owned beneficially by Wellington Management Group, LLP, Wellington Group Holdings, LLP, Wellington Investment Advisors Holdings, LLP and Wellington Management Co., LLP. The address of these entities is c/o Wellington Management Company, LLP, 280 Congress Street, Boston, MA 02210.
(5)	The address of FMR LLC is 245 Summer Street, Boston, MA 02210
(6)	Consists of 748,842 shares of common stock issued to Mr. Handler upon the net exercise of outstanding options that were vested as of March 17, 2016, pursuant to a letter agreement between the Company and Mr. Handler dated March 17, 2016. Mr. Handler resigned as our Chief Executive Officer and President and from our Board of Directors as of February 23, 2016.
(7)	Mr. Toland was appointed as our Chief Executive Officer and President and to our Board of Directors on March 7, 2016.
(8)	Includes shares for which Mr. Long holds stock options, including shares that vest within 60 days of March 24, 2016.
(9)	Includes (i) 19,981,655 shares directly owned by HealthCor Hybrid Offshore Master Fund, LP, (ii) 17,090,941 shares directly owned by HealthCor Partners Fund, LP, and (iii) 7,852,101 shares directly owned by HealthCor Partners Fund II, LP. Mr. Lightcap is a controlling member of HealthCor Partners Management, LP, the investment manager of HealthCor Partners Fund, LP and HealthCor Partners Fund II, LP. HealthCor Partners Management, LP provides advice to its affiliate, HealthCor Management, LP, with respect to HealthCor Hybrid Offshore Master Fund, LP.
(10)	Includes shares for which Mr. Gold holds stock options, including shares that vest within 60 days of March 24, 2016.
(11)	Includes (i) 80,407 shares directly owned by Mr. White and (ii) 251,007 shares for which Mr. White holds stock options.
(12)	Mr. Winkels is the VPGM of Interventional Cardiology Solutions at Philips HealthTech, an affiliate of Philips Parent. Mr. Winkels disclaims beneficial ownership of the shares held by Philips Parent.
(13)	Dr. Mashaal is a managing director of HealthCor Partners Management, LP. Dr. Mashaal disclaims beneficial ownership of the shares held by HealthCor Partners Management, LP and its affiliated entities, except to the extent of his indirect economic interests in HealthCor Partners Management, LP.
(14)	Dr. Rogers was appointed to our Board of Directors on February 4, 2016.
(15)	Includes all shares directly and indirectly owned by all our directors and executive officers and shares issuable upon exercise of stock options that vest within 60 days of March 24, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Related Party Transactions

Corindus Vascular Robotics, Inc. (formerly known as Your Internet Defender Inc.)

For the last two fiscal years, there has not been, nor is there currently proposed, any transaction to which we are or will be a party, in which the amount involved exceeds the lesser of $120,000 and 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

Reverse Acquisition. On August 12, 2014, we consummated the Acquisition pursuant to the Securities Exchange and Acquisition Agreement (the “Acquisition Agreement”) between us and Corindus, Inc. Pursuant to the terms of the Acquisition Agreement, (i) all outstanding shares of common stock of Corindus, Inc. $0.01 par value per share, were exchanged on a one for 25.00207 basis for shares of the Company’s common stock, $0.0001 common stock par value per share, and (ii) all outstanding options and warrants to purchase shares of Corindus, Inc. were exchanged for or replaced with options and warrants to acquire shares of the Company’s common stock. Your Internet Defender Inc. (“YIDI”) was the legal acquirer of Corindus, Inc. in this transaction. However, since former Corindus, Inc. shareholders owned, immediately following the Acquisition, 80% of the combined company on a fully diluted basis and all members of the combined company’s executive management and Board of Directors, were from Corindus, Inc., Corindus Inc. was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with U.S. GAAP.

At the closing of the Acquisition, the Company transferred the former business of YIDI to a former officer, director and shareholder of YIDI, in exchange for the satisfaction of a promissory note issued to the former officer, director and shareholder in the principal amount of approximately $249,000 and the assumption of liabilities related to the former operations.

Immediately after the transfer of the former business of YIDI, the business of Corindus, Inc. became the sole focus of the combined company and the combined company’s name was changed to Corindus Vascular Robotics, Inc.

Private Placement. On September 12, 2014, we entered into a Securities Purchase Agreement with multiple investors relating to the issuance and sale of the Company’s common stock in a private placement, which closed on September 16, 2014. We sold 10,666,570 shares of common stock at $2.50 per share, for an aggregate purchase price of approximately $26.7 million with net proceeds to us of approximately $25.5 million (the “Private Placement”). As part of the Securities Purchase Agreement, we filed a registration statement covering the resale of the common stock, which was declared effective by the SEC on January 14, 2015. As a result of the Securities Purchase Agreement, we were able to draw down an additional $5 million of borrowings available to us under a Loan and Security Agreement.

Corindus, Inc.

Except as described below, since our inception in January 1, 2013, there has not been, nor is there currently proposed, any transaction to which we are or will be a party, in which the amount involved exceeds the lesser of $120,000 and 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

Share Repurchase. Immediately after the closing of the Acquisition, the majority shareholder of YIDI prior to the Acquisition and another shareholder of YIDI sold an aggregate of 31,143,700 shares of our common stock to us at par value (or an aggregate of approximately $3 thousand) pursuant to a written agreement between such shareholders and us and such shares were immediately canceled and returned to our authorized but unissued shares.

Demand Registration Rights Agreements. On August 12, 2014, we entered into a demand registration rights agreement with each of Philips Parent, HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, L.P., HealthCor Partners Fund II, LP and 20/20 Capital III LLC, which together own an aggregate of approximately 72.58% of the outstanding shares of the Company’s common stock after the Closing and each of which are affiliated with directors of the Company, in order to grant such shareholders registration rights with respect to their ownership of Company Shares (the “Demand Registration Rights Agreement”). Under the Demand Registration Rights Agreement, the shareholders were granted demand, piggyback and Form S-3 registration rights pursuant to terms therein, exercisable following the required one-year anniversary of Closing and subject to the terms of the Lock-Up Agreements. Pursuant to the Demand Registration Rights Agreement, we are required to use our reasonable best efforts to register common stock that are subject to a demand notice within sixty days of such demand.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board of Directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. All of the transactions described in this section occurred prior to the adoption of the Audit Committee Charter.

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Jeffrey Lightcap, Hillel Bachrach, Jeffrey Gold, David White, Michael Mashaal, and Campbell Rogers do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and would qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE MKT. Mark Toland and Gerard Winkels would not qualify as “independent” under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE MKT. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.

In making such determinations, the Board of Directors considered (i) whether a director had, within the last three years, any of the relationships under Section 303A.02(b) of the NYSE Listed Company Manual with the Company that would disqualify a director from being considered independent, (ii) whether the director had any disclosable transaction or relationship with the Company under Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended, which relates to transactions and relationships between directors and their affiliates, on the one hand, and the Company and its affiliates (including management), on the other, and (iii) the factors suggested in the NYSE’s Commentary to Section 303A.02, such as commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationships, among other relationships, or other interactions with management that do not meet the absolute thresholds under Section 303A.02 or Item 404(a) but which, nonetheless, could reflect upon a director’s independence from management. In considering the materiality of any transactions or relationships that do not require disqualification under Section 303A.02(b), the Board of Directors considered the materiality of the transaction or relationship to the director, the director’s business organization and the Company and whether the relationship between (i) the director’s business organization and the Company, (ii) the director and the Company and (iii) the director and his or her business organization interfered with the relevant director’s business judgment. Additionally, in order to be considered an independent member of an audit committee under Rule 10A-3 of the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other committee of the Board of Directors, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the applicable company or any of its subsidiaries or otherwise be an affiliated person of the applicable company or any of its subsidiaries.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of our financial statements for the years ended December 31, 2015 and December 31, 2014, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2015	2014

Audit fees:(1)	$717	$311
Audit related fees: (2)	—	498
Tax fees:(3)	58	—
All other fees: (4)	2	—

Total	$777	$809

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for review of our interim consolidated financial statements including our quarterly filings on Form 10-Q and for services that are normally provided in connection with regulatory filings, including providing consents and comfort letters with regards to our Form S-1 and Form S-8 filings.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.” These amounts include accounting consultations and regulatory filings associated with our reverse merger transaction. All of the services set forth above in the category of audit related fees were approved by the Audit Committee pursuant to Rule 2-021(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit).
(3)	Tax fees consist of fees billed for professional services related to tax advice.
(4)	All other fees consist of fees billed for all other services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.          Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, consents and attest services.

2.          Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, special procedures required to meet certain regulatory requirements and consultation regarding financial accounting and/or reporting standards.

3.          Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.          Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on April 5, 2016.

CORINDUS VASCULAR ROBOTICS, INC.

Date: April 5, 2016	By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

