Form 10-Q
period 2016-03-31
Corindus Vascular Robotics, Inc.
filed 2016-05-10
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of May 6, 2016 was 118,934,152

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	March 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$22,142	$23,639
Marketable securities	20,524	11,677
Accounts receivable	878	1,271
Inventories, net	1,329	1,465
Due from related party	—	125
Prepaid expenses and other current assets	591	352
Total current assets	45,464	38,529

Property and equipment, net	1,382	1,150
Deposits and other assets	157	155
Notes receivable due from stockholders	136	71
Total assets	$47,139	$39,905

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,538	$1,995
Accrued expenses	1,199	2,080
Deferred revenue	701	631
Current portion of long-term debt	4,033	4,212
Total current liabilities	7,471	8,918

Long-term liabilities:
Deferred revenue, net of current portion	106	198
Other liabilities	42	33
Long-term debt, net of current portion	3,673	2,575
Total long-term liabilities	3,821	2,806
Total liabilities	11,292	11,724

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 118,832,441 shares and issued and outstanding at December 31, 2015 and 119,682,994 shares and issued and outstanding at March 31, 2016	12	12
Additional paid-in capital	149,489	149,432
Accumulated other comprehensive income (loss)	(14)	4
Accumulated deficit	(113,640)	(121,267)
Total stockholders’ equity	35,847	28,181
Total liabilities and stockholders’ equity	$47,139	$39,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2016
Revenue	$776	$1,108
Cost of revenue	801	1,078
Gross profit (loss)	(25)	30

Operating expenses:
Research and development	2,763	2,310
Selling, general and administrative	3,984	4,965
Total operating expense	6,747	7,275

Operating loss	(6,772)	(7,245)

Other income (expense):
Interest and other income (expense)	(397)	(382)
Total other income (expense), net	(397)	(382)

Net loss	$(7,169)	$(7,627)

Net loss per share--basic and diluted	$(0.07)	$(0.06)

Weighted-average common shares used in computing net loss per share--basic and diluted	105,883,157	119,046,243

Other comprehensive loss:
Net loss	$(7,169)	$(7,627)
Unrealized gain on marketable securities	—	18
Comprehensive loss	$(7,169)	$(7,609)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other
	Common Stock, $0.0001 Par Value		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2015	118,832,441	$12	$149,489	$(14)	$(113,640)	$35,847
Stock-based compensation expense	—	—	346	—	—	346
Issuance of common stock upon exercise of stock options	762,092	—	(403)	—	—	(403)
Issuance of common stock upon exercise of warrants	88,461	—	—	—	—	—
Change in fair value of marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(7,627)	(7,627)
Balance at March 31, 2016	119,682,994	$12	$149,432	$4	$(121,267)	$28,181

 The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2016
Operating activities
Net loss	$(7,169)	$(7,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	41
Depreciation and amortization	166	209
Stock-based compensation expense	98	346
Accretion on interest expense	158	130
Accretion of available-for-sale securities	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	251	(393)
Prepaid expenses and other current assets	41	239
Deferred inventory costs	102	—
Inventories	(213)	(136)
Deposits and other assets	48	2
Due from related party	(125)	(125)
Accounts payable, accrued expenses, and other liabilities	508	919
Deferred revenue	(223)	22
Net cash used in operating activities	(6,358)	(6,381)

Investing activities
Maturities of available-for-sale securities	—	8,873
Collections of notes receivable	—	65
Purchase of property and equipment	(103)	(18)
Net cash provided by (used in) investing activities	(103)	8,920

Financing activities
Payments of financing costs from issuance of long-term debt and warrants	(50)	—
Proceeds from exercise of stock options	—	7
Payments on long-term debt	—	(1,049)
Net cash used in financing activities	(50)	(1,042)

Net increase (decrease) in cash and cash equivalents	(6,511)	1,497
Cash and cash equivalents at beginning of period	28,526	22,142
Cash and cash equivalents at end of period	$22,015	$23,639

Supplemental Disclosure of Cash Flow Information:
Transfer from inventories to property and equipment in the field	$92	$—
Deferred public offering costs in accounts payable and accrued expenses	$41	$—
Accrued statutory minimum withholding taxes on stock option exercises	$—	$410
Interest paid	$225	$170

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Nevada corporation (formerly named Your Internet Defender, Inc. (“YIDI”)), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014. The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sale of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities, and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration (“FDA”) to market its CorPath System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build its customer base. While the Company is initially cleared for and is targeting percutaneous coronary intervention (“PCI”) procedures, the Company believes its technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions, such as structural heart.

In October 2015, the Company announced that the FDA had given 510(k) clearance for its robotic-assisted CorPath System to be used during percutaneous coronary interventions performed via radial access. The 510(k) clearance was based on results of a clinical trial conducted at Spectrum Health, Grand Rapids, Michigan, and St. Joseph’s Hospital Health Center, Syracuse, New York.

On March 29, 2016, the Company announced that the FDA had given 510(k) clearance for its robotic-assisted CorPath System for use in peripheral vascular interventions. This 510(k) clearance for peripheral intervention was based on results of a clinical trial known as the RAPID (Robotic-assisted Peripheral Intervention for Peripheral Artery Disease) Study conducted at Medical University Graz in Austria.

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

Liquidity

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of March 31, 2016, the Company had an accumulated deficit of $121,267, and net borrowings outstanding of $6,796, of which $4,217 is contractually due over the next 12 months.

The Company has cash, cash equivalents and marketable securities of $35,316 and working capital of $29,606. The Company believes that these available resources will be sufficient to meet the Company’s cash requirements through at least the next twelve months, including funding its anticipated losses and scheduled debt maturities. Additionally, the Company is in compliance with its debt covenant requirements as of March 31, 2016 and expects to remain in compliance over the next 12 months. As the Company continues to incur losses, a transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2015 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of May 4, 2016, the Company’s Chief Executive Officer and one of its senior executives represented two of the four voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $104 and $42 for the three months ended March 31, 2015 and 2016, respectively.  The entity had assets and liabilities of $11 and $19 respectively, on the Company’s balance sheet at March 31, 2016 and $56 and $75, respectively, on its balance sheet at December 31, 2015.

Reclassification

Certain amounts as of December 31, 2015 have been reclassified to confirm to the current year presentation.  As a result of the adoption of ASU 2015-03, Interest - Imputation of Interest, the Company has adopted this guidance retrospectively and reclassified the unamortized deferred financing costs from deposits and other assets to current portion of long-term debt, net of current portion, on the condensed consolidated balance sheets.

Segment Information

The Company operates in one business segment, which is the development, marketing and sale of robotic-assisted vascular interventions. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision maker is the Chief Executive Officer.

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

Significant Customers

The Company had the following customers that accounted for greater than 10% of its revenues for the quarters ended March 31, 2015 and 2016, respectively:

	Three months ended March 31,
Customer	2015	2016
A	29%
B	28%
C	16%	11%
D		71%

The Company had two other customers that accounted for 76% of the accounts receivable balance at December 31, 2015. Additionally, Customer D and one other customer comprised 88% of the accounts receivable balance at March 31, 2016, exclusive of amounts due from related party, which are disclosed in Note 7.

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1—inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2—inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3—inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis, by measurement category:

	December 31, 2015
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,356	$6,107	$249	$—
Marketable securities
U.S. government treasuries	15,876	15,876	—	—
Certificates of deposit	4,648	—	4,648	—
Total assets	$26,880	$21,983	$4,897	$—

	March 31, 2016
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,107	$6,107	$—	$—
Marketable securities
U.S. government treasuries	9,194	9,194	—	—
Certificates of deposit	2,483	—	2,483	—
Total assets	$17,784	$15,301	$2,483	$—

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company’s financial instruments of deposits and notes receivable are carried at cost and approximate their fair values given the liquid nature of such items. The fair value of the Company’s long-term debt is calculated based on discounted cash flow analysis, which includes Level 3 inputs and fair value approximates recorded amounts.

Cash Equivalents

The Company considers highly liquid short-term investments, which consists of money market funds and certificates of deposits with original maturity dates of three months or less at the date of purchase to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive gain (loss) in stockholders’ equity.

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

At March 31, 2016, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the three months ended March 31, 2016, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income during that same period.

The Company did not hold any securities with a fair value in an unrealized loss position as of March 31, 2016.  No available-for-sale securities held as of March 31, 2016 have remaining maturities greater than one year. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2016.

The following table summarizes available-for-sale securities held:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

December 31, 2015

U.S. government treasuries	$15,885	$1	$(10)	$15,876
Certificates of deposit	4,653	—	(5)	4,648
Total assets	$20,538	$1	$(15)	$20,524

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

March 31, 2016

U.S. government treasuries	$9,193	$1	$—	$9,194
Certificates of deposit	2,480	3	—	2,483
Total assets	$11,673	$4	$—	$11,677

Certain short-term securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheet at December 31, 2015 and are not included in the table above.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company routinely monitors the recoverability of its inventory and records the lower of cost or market reserves based on current selling prices and reserves for excess and obsolete inventory based on historical and forecasted usage, as required. Scrap and excess manufacturing costs are charged to cost of revenue as incurred and not capitalized as part of inventories. The Company only capitalizes pre-launch inventories when purchased for commercial use and it deems regulatory approval to be probable.

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

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. This agreement with Philips expired on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips. At December 31, 2015, there were no amounts outstanding from Philips and at March 31, 2016, there was $125 outstanding from Philips included in due from related party in the accompanying condensed consolidated balance sheet.

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

The Company also uses a One-Stent program to demonstrate its confidence in the CorPath System’s ability to help accurately measure anatomy and precisely place only one stent per lesion. The Company provides eligible customers registered under the program a $1 credit against future CorPath Cassette purchases for a qualifying CorPath PCI procedure which uses more than one stent per lesion. The estimated cost of honoring the potential obligation under the stent program is recorded as a reduction of revenue at the time of shipment. These costs have not been significant to date.

The Company records shipping and handling costs as a selling expense in the period incurred, and records payments from customers for shipping costs as a reduction of selling expenses. Such amounts have not been material in the periods presented.

Warrants

The Company reviews the terms of warrants issued in connection with the applicable accounting guidance and classifies warrants as a long-term liability on the consolidated balance sheets if the warrant may conditionally obligate the Company to transfer assets, including repurchase of the Company’s capital stock, at some point in the future. Warrants to purchase shares of redeemable convertible preferred stock had previously met these criteria and therefore required liability-classification. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations. The Company classifies warrants within stockholders’ equity on the consolidated balance sheets if the warrants are considered to be indexed to the Company’s own capital stock, and otherwise would be recorded in stockholders’ equity.

During the quarter ended March 31, 2016, warrants to purchase 124,160 shares of the Company’s common stock at an exercise price of approximately $0.76 per share were exercised on a cashless basis resulting in the issuance of 88,461 shares of common stock during the first quarter.

The table below is a summary of the Company’s warrant activity during the three months ended March 31, 2016:

	Number of warrants	Weighted-average exercise price
Outstanding at December 31, 2015	5,207,379	$1.08
Granted	—	—
Exercised	(124,160)	0.76
Expired	—	—
Outstanding at March 31, 2016	5,083,219	$1.08

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

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three months ended March 31, 2015 and 2016 due to uncertainty regarding future taxable income.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive income (loss), a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $14 at December 31, 2015 and accumulated other comprehensive income was $4 as of March 31, 2016.

New Accounting Pronouncements

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to the Company.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective for annual period ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. If this update had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.  However, the Company faces certain risks and uncertainties, as further described in Note 1, Nature of Operations, that could have affected this analysis.

In January 2015, the FASB issued Financial Accounting Standards Update—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, previously required that an entity separately classify, present, and disclose extraordinary events and transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

retrospectively to all prior periods presented in the financial statements. The Company adopted this update in the first quarter of 2016 and it had no impact to its consolidated financial statements or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this update in the first quarter of 2016 and it had no impact to its consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company adopted this update in the first quarter of 2016. The adoption resulted in the reclassification of current and long-term debt issuance costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion, at December 31, 2015 and at March 31, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which simplifies several aspects of accounting for share-based payment transactions. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Note 3	Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2015	March 31, 2016
Raw material	$483	$630
Work in progress	79	35
Finished goods	767	800
Total	$1,329	$1,465

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 4	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Initial Promissory Note was 11.50% at March 31, 2016.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Second Promissory Note was 10.20% at March 31, 2016. The notes are secured by substantially all the assets of the Company.

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

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of March 31, 2016.

Note 5	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended March 31,
	2015	2016
Research and development	$17	$33
Selling, general and administrative	81	313
Total	$98	$346

The Company granted options to purchase 117,500 shares of common stock at an exercise price of $4.25 per share during the three months ended March 31, 2015. The Company granted options to purchase 8,366,906 shares of common stock at exercise prices ranging from $0.99 to $2.03 per share during the three months ended March 31, 2016. The weighted-average fair value of the stock options granted was $2.94 per share and $0.72 per share for the three months ended March 31, 2015 and 2016, respectively.

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes Merton option-pricing model (“Black Scholes Model”):

	Three Months Ended March 31,
	2015	2016
Risk-free interest	1.28%	1.44%-1.58%
Expected term in years	6.25	6.08
Expected volatility	80%	52%
Expected dividend yield	0%	0%

Note 6	Net Loss per Share

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

	Three Months Ended March 31,
	2015	2016
Options to purchase common stock	8,779,622	13,703,113
Warrants to purchase common stock	5,207,379	5,083,219
Total	13,987,001	18,786,332

Note 7	Related Party Transactions

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

For both the three month periods ended March 31, 2015 and 2016, the Company recorded revenues of $125 from shipments to Philips. At December 31, 2015 and March 31, 2016, Philips owed the Company $0 and $125, respectively, resulting from selling activity under the agreement.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $136 and $71 at December 31, 2015 and March 31, 2016, respectively. The Company assessed the notes receivable for impairment and concluded that there were no impairment indicators at December 31, 2015 and March 31, 2016. The Company does not believe there is any significant collection risk associated with the notes receivable at March 31, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2015. The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). Our first and current product, the CorPath 200 System, is the only vascular robotic system cleared by the U.S. Food and Drug Administration (“FDA”) to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures. During the procedure, the interventional cardiologist sits at a radiation-shielded interventional cockpit to advance stents and guidewires with millimeter-by-millimeter precision. The interventional cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex PCI procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual PCI procedures. We initially were cleared and targeted PCI procedures, and recently we were cleared for Peripheral indication as well. We will continue to invest in developing capabilities to address these markets and believe that our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of March 31, 2016, we have installed 40 CorPath Systems, including three CorPath Systems in hospitals outside of the U.S.

Recent Developments

On March 29, 2016, we announced that the FDA had given 510(k) clearance for our robotic-assisted CorPath System for use in peripheral vascular interventions. This is the third clearance for the CorPath System including the initial clearance for percutaneous coronary intervention (PCI) which was followed by a clearance for radial PCI in October 2015. This 510(k) clearance for peripheral intervention was based on results of a clinical trial known as the RAPID (Robotic-assisted Peripheral Intervention for Peripheral Artery Disease) Study conducted at Medical University Graz in Austria.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended March 31, 2015 compared to three months ended March 31, 2016

	Three months ended March 31,
	2015	2016	Change
	(in thousands)
Revenue	$776	$1,108	$332
Cost of revenue	801	1,078	277
Gross profit (loss)	(25)	30	55
Operating expenses:
Research and development	2,763	2,310	(453)
Selling, general and administrative	3,984	4,965	981
Total operating expenses	6,747	7,275	528
Operating loss	(6,772)	(7,245)	(473)
Other expense:
Interest and other expense	(397)	(382)	15
Total other expense, net	(397)	(382)	15
Net loss	$(7,169)	$(7,627)	$(458)

Revenue

Revenue increased from $776 for the three months ended March 31, 2015 to $1,108 for the three months ended March 31, 2016 due primarily to an increase in revenue for our CorPath Systems.

Our revenue associated with CorPath Systems increased to $875 for the three months ended March 31, 2016 as compared to $561 for the three months ended March 31, 2015. We sold two CorPath Systems during both the three month periods ended March 31, 2015 and March 31, 2016. Our average selling price associated with the CorPath Systems sold during the three months ended March 31, 2016 when compared to CorPath Systems sold during the three months ended March 31, 2015 increased by 133.9% primarily due to the inclusion of a significant international sale during the three months ended March 31, 2016. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue for CorPath Cassettes and accessories increased slightly to $153 for the three months ended March 31, 2016 as compared to $145 for the three months ended March 31, 2015. The volume and average price of our CorPath Cassettes and accessories decreased by 24 units and increased by 16.8%, respectively, from the three months ended March 31, 2015 to the three months ended March 31, 2016. Revenues under our CorPath Utilization Program (“CUP”) represented 27.0% and 27.5% for the three months ended March 31, 2015 and 2016, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from $801 for the three months ended March 31, 2015 to $1,078 for the three months ended March 31, 2016. Cost of revenues for both the three month periods ended March 31, 2015 and March 31, 2016 included the effect of under-utilization of our production facilities, which we expect to continue for the remainder of 2016.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath System and CorPath Cassettes is approximately $200 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross margin increased from a gross loss of $25 for the three months ended March 31, 2015 to a gross profit of $30 for the three months ended March 31, 2016, based on the changes in revenue and cost of revenues as discussed above. For the three months ended March 31, 2016, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a minimal gross margin.

Research and Development

Research and development expenses decreased from $2,763 for the three months ended March 31, 2015 to $2,310 for the three months ended March 31, 2016 primarily due to higher purchases of prototype materials of approximately $338 in the three months ended March 31, 2015.

Selling, General and Administrative

Selling, general and administrative expenses increased from $3,984 for the three months ended March 31, 2015 to $4,965 for the three months ended March 31, 2016. This increase is primarily due to incremental costs of $645 associated with the transition of the Company’s former Chief Executive Officer that was completed in March 2016 and employee related costs of $106 resulting from continued investment in commercial capabilities.

Other Income (Expense)

Other expense decreased from $397 for the three months ended March 31, 2015 to $382 for the same period in 2016. The other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in other expense for the three months ended March 31, 2016 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance through required principal payments over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss increased from $7,169 for the three months ended March 31, 2015 to $7,627 for the three months ended March 31, 2016 due to the factors noted above.

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

As of March 31, 2016, we had an accumulated deficit of $121.3 million and gross borrowings outstanding of $6.9 million, of which $3.3 million is contractually due during the remainder of 2016. As we continue to incur losses and generate negative gross margins, the transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the CorPath System. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.

At March 31, 2016, we had approximately $35.3 million of cash, cash equivalents and marketable securities. Cash equivalents are comprised of highly liquid money market accounts. The marketable securities balance is comprised of certificate of deposit accounts with maturities of three months or greater from the date of purchase and short term government treasury securities. We believe that our working capital of $29.6 million at March 31, 2016 will provide us the liquidity to meet our operating needs and service our debt for at least the next twelve months. We will need to raise capital to fund operations and service debt until such time as we become cash flow positive, if at all.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes. The Initial Note was made on June 11, 2014 (the “Initial Note”) and the Second Note was made on December 31, 2014 (the "Second Note" and, together with the Initial Note, the “Secured Promissory Notes”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan and Security Agreement. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement.  Future principal payments under the borrowing arrangement as of March 31, 2016 are as follows (in thousands):

Year ending December 31,

2016 (remainder of year)	$3,324
2017	3,605
Total	$6,929

In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2015	2016
Net cash used in operating activities	$(6,358)	$(6,381)
Net cash provided by (used in) investing activities	$(103)	$8,920
Net cash used in financing activities	$(50)	$(1,042)

Operating Activities

Operating activities used cash of $6,358 for the three months ended March 31, 2015 compared to $6,381 for the three months ended March 31, 2016. The $23 increase in the use of cash for operating activities was due primarily to the increase in the net loss offset by increases in operating liabilities due to the timing of payments and other changes in working capital.

Investing Activities

Net cash used in investing activities was $103 for the three months ended March 31, 2015 compared to net cash provided by investing activities of $8,920 for the three months ended March 31, 2016. The change was primarily due to maturities of available-for-sale securities in the first quarter of 2016.

Financing Activities

For the three months ended March 31, 2015, cash flows from financing activities related to the payment of $50 of financing costs related to the previous year issuance of long-term debt and warrants. Net cash used in financing activities for the three months ended March 31, 2016 totaled $1,042 and was due to contractual payments on long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

              There have been no material changes to our contractual obligations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016.

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective for annual period ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. If this update had been adopted as of March 31, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern.  However, we face certain risks and uncertainties, as further described in Note 1, Nature of Operations, to the unaudited condensed consolidated financial statements that could have affected this analysis.

In January 2015, the FASB issued Financial Accounting Standards Update—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, previously required that an entity separately classify, present, and disclose extraordinary events and transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively or retrospectively to all prior periods presented in the financial statements. We adopted this update in the first quarter of 2016 and it had no impact to our consolidated financial statements or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. We adopted this update in the first quarter of 2016 and it had no impact to our consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. We adopted this update in the first quarter of 2016. The adoption resulted in the reclassification of current and long-term debt issuance costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion at December 31, 2015 and March 31, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which simplifies several aspects of accounting for share-based payment transactions. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding: our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings; our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future; our beliefs about the enhanced features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the physician community; our beliefs about the attractiveness of the features and benefits of our products; our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner; the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business; our estimates of market sizes and anticipated uses of our products, including the market size of the vascular market and our ability to successfully penetrate such markets; our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends; our ability to achieve profitability, and the potential need to raise additional funding; our ability to maintain an adequate sales network for our products; our ability to enhance our U.S. and international sales networks and product penetration; our ability to increase the use and promotion of our products by training and educating physicians; our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors; our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties; our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.; the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business; our ability to meet the financial reporting obligations under our Loan and Security Agreement; our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs; potential liability resulting from litigation; our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.

The words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “potential,” “should,” “intend,” “continue,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $35.3 million as of March 31, 2016. The cash, cash equivalents and marketable securities as of March 31, 2016 consist of cash in bank deposits, money market funds, certificates of deposit accounts and U.S. government treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments to maturity, and therefore we do not expect our operating results to be affected to any significant degree by a change in market interest rates on our investments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including the current portion, was $6.8 million at March 31, 2016. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item  4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item  4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Date of Document	Name of Document
31.1	05/10/16	Certification of Principal Executive Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	05/10/16	Certification of Principal Financial Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	05/10/16	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	05/10/16	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2016

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President

