Form 10-Q
period 2016-06-30
Corindus Vascular Robotics, Inc.
filed 2016-08-08
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-37406

CORINDUS VASCULAR ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 Waverley Oaks Rd., Suite 105, Waltham, MA 02452	(508) 653-3335
(Address of principal executive offices)	(Registrant’s Telephone Number)

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2016 was 118,939,016.

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	June 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$22,142	$21,375
Marketable securities	20,524	4,988
Accounts receivable	878	131
Inventories, net	1,329	1,567
Prepaid expenses and other current assets	591	406
Total current assets	45,464	28,467

Property and equipment, net	1,382	1,083
Deposits and other assets	157	153
Notes receivable due from stockholders	136	71
Total assets	$47,139	$29,774

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,538	$1,295
Accrued expenses	1,199	1,612
Deferred revenue	701	458
Current portion of long-term debt	4,033	4,400
Total current liabilities	7,471	7,765

Long-term Liabilities:
Deferred revenue, net of current portion	106	72
Other liabilities	42	24
Long-term debt, net of current portion	3,673	1,424
Total long-term liabilities	3,821	1,520
Total liabilities	11,292	9,285

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 118,832,441 shares at December 31, 2015 and 118,939,016 shares at June 30, 2016 issued and outstanding	12	12
Additional paid-in capital	149,489	149,329
Accumulated other comprehensive income (loss)	(14)	9
Accumulated deficit	(113,640)	(128,861)
Total stockholders’ equity	35,847	20,489
Total liabilities and stockholders’ equity	$47,139	$29,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Revenue	$909	$508	$1,685	$1,616
Cost of revenue	941	1,114	1,742	2,192
Gross loss	(32)	(606)	(57)	(576)

Operating expenses:
Research and development	2,825	2,335	5,588	4,645
Selling, general and administrative	4,014	4,437	7,998	9,402
Total operating expenses	6,839	6,772	13,586	14,047

Operating loss	(6,871)	(7,378)	(13,643)	(14,623)

Other expense:
Interest and other income (net)	(432)	(216)	(829)	(598)
Total other expense	(432)	(216)	(829)	(598)

Net loss	$(7,303)	$(7,594)	$(14,472)	$(15,221)

Net loss per share--basic and diluted	$(0.07)	$(0.06)	$(0.13)	$(0.13)

Weighted-average common shares used in computing net loss per share--basic and diluted	109,775,465	119,049,519	107,840,063	119,047,881

Other comprehensive loss:
Net loss	$(7,303)	$(7,594)	$(14,472)	$(15,221)
Unrealized gain on marketable securities	—	5	—	23
Comprehensive loss	$(7,303)	$(7,589)	$(14,472)	$(15,198)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (In thousands, except share and per share amounts)

	Common Stock, $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2015	118,832,441	$12	$149,489	$(14)	$(113,640)	$35,847
Stock-based compensation expense	—	—	984	—	—	984
Issuance of common stock upon exercise of stock options	762,092	—	(403)	—	—	(403)
Issuance of common stock upon exercise of warrants	93,325	—	—	—	—	—
Common stock repurchase and retirement	(748,842)	—	(741)	—	—	(741)
Change in fair value of marketable securities	—	—	—	23	—	23
Net loss	—	—	—	—	(15,221)	(15,221)
Balance at June 30, 2016	118,939,016	$12	$149,329	$9	$(128,861)	$20,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2016

Operating activities
Net loss	$(14,472)	$(15,221)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of fixed assets	—	59
Depreciation and amortization	330	387
Stock-based compensation expense	209	984
Accretion of interest expense	322	244
Accretion of available-for-sale securities	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(54)	747
Prepaid expenses and other current assets	38	185
Deferred inventory costs	102	—
Inventories	(219)	(238)
Deposits and other assets	50	4
Accounts payable, accrued expenses and other liabilities	(550)	152
Deferred revenue	(44)	(277)
Net cash used in operating activities	(14,288)	(12,988)

Investing activities
Maturities of available-for-sales securities	—	15,573
Collection of notes receivable	—	65
Purchases of property and equipment	(192)	(147)
Net cash provided by (used in) investing activities	(192)	15,491

Financing activities
Payments of financing costs from issuance of long-term debt and warrants	(50)	—
Proceeds from issuance of common stock, net of offering costs	44,952	—
Proceeds from exercise of stock options	—	7
Payment for common stock repurchase and retirement	—	(741)
Payments for withholding taxes on stock option exercises	—	(410)
Payments on long-term debt	—	(2,126)
Net cash provided by (used in) financing activities	44,902	(3,270)

Net increase (decrease) in cash and cash equivalents	30,422	(767)
Cash and cash equivalents at beginning of period	28,526	22,142
Cash and cash equivalents at end of period	$58,948	$21,375

Supplemental Disclosure of Cash Flow Information:
Transfer from inventories to property and equipment in the field	$183	$—
Deferred public offering costs in accounts payable and accrued expenses	$560	$—
Interest paid	$490	$385

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), formerly named Your Internet Defender, Inc. (“YIDI”), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014. The Company was previously a Nevada corporation, but effective June 28, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sale of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

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

Liquidity

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of June 30, 2016, the Company had an accumulated deficit of $128,861, and net borrowings outstanding of $5,851, of which $4,405 is contractually due over the next 12 months.

As of June 30, 2016, the Company had cash, cash equivalents and marketable securities of $26,363 and working capital of $20,702. The Company believes that these available resources will be sufficient to meet the Company’s cash requirements for approximately the next twelve months, including funding its anticipated losses and scheduled debt maturities. Additionally, the Company is in compliance with its debt covenant requirements as of June 30, 2016 and expects to remain in compliance over the next 12 months. As the Company continues to incur losses, a transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2015 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of June 30, 2016, the Company’s Chief Executive Officer and one of its senior executives represented two of the four voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $112 and $40 for the three months ended June 30, 2015 and 2016, respectively, and $217 and $82 for the six months ended June 30, 2015 and 2016, respectively. The entity had assets and liabilities of $32 and $23 respectively, on the Company’s balance sheet at June 30, 2016 and $56 and $75, respectively, on its balance sheet at December 31, 2015.

Reclassification

Certain amounts as of December 31, 2015 have been reclassified to conform to the current year presentation. As a result of the adoption of ASU 2015-03, Interest – Imputation of Interest, the Company has adopted this guidance retrospectively and reclassified the unamortized deferred financing costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion, on the condensed consolidated balance sheets.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Significant Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and six-month periods ended June 30, 2015 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30,
Customer	2015	2016	2015	2016
A	30%	—%	16%	—%
B	29%	1%	16%	—%
C	18%	9%	11%	4%
D	—%	11%	13%	4%
E	1%	2%	13%	1%
F	4%	31%	2%	11%
G	—%	—%	—%	48%

The Company had two other customers that together accounted for 76% of the Company’s accounts receivable balance at December 31, 2015. Additionally, Customer B and one other customer comprised 41% of the Company’s accounts receivable balance at June 30, 2016.  Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Companygenerally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

●	Level 1—inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2—inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3—inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis, by measurement category:

	December 31, 2015
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,356	$6,107	$249	$—
Marketable securities
U.S. government treasuries	15,876	15,876	—	—
Certificates of deposit	4,648	—	4,648	—
Total assets	$26,880	$21,983	$4,897	$—

	June 30, 2016
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,107	$6,107	$—	$—
Marketable securities
U.S. government treasuries	2,499	2,499	—	—
Certificates of deposit	2,489	—	2,489	—
Total assets	$11,095	$8,606	$2,489	$—

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

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive gain (loss) in stockholders’ equity.

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

At June 30, 2016, the balance in the Company’s accumulated other comprehensive income was composed solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the six months ended June 30, 2016, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income during that same period.

The Company did not hold any securities with a fair value in an unrealized loss position as of June 30, 2016. No available-for-sale securities held as of June 30, 2016 have remaining maturities greater than one year. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2016.

The following table summarizes available-for-sale securities held:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

December 31, 2015

U.S. government treasuries	$15,885	$1	$(10)	$15,876
Certificates of deposit	4,653	—	(5)	4,648
Total assets	$20,538	$1	$(15)	$20,524

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

June 30, 2016

U.S. government treasuries	$2,499	$—	$—	$2,499
Certificates of deposit	2,480	9	—	2,489
Total assets	$4,979	$9	$—	$4,988

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

Revenue Recognition

The CorPath System is a capital medical device used by hospitals and surgical centers to perform heart catheterizations. Use of the CorPath System requires a sterile, single-use cassette (the “CorPath Cassette”), which are sold separately, for each procedure. Products are sold to customers with no rights of return. The Company recognizes revenue on the sale of products when the following criteria are met:

●	Persuasive evidence of an arrangement exists
●	The price to the buyer is fixed or determinable
●	Collectability is reasonably assured
●	Risk of loss transfers and the product is delivered

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

Revenue related to basic and premium service plans is recognized on a straight-line basis over the life of the service contract. Revenues from accessories are recorded upon delivery and services provided by the Company outside of a basic or premium service contract are recognized as the services are provided.

There are no performance, cancellation, termination, or refund-type provisions under the Company’s multiple element arrangements.

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. This agreement with Philips expired on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips. At December 31, 2015 and June 30, 2016, there were no amounts outstanding from Philips.

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

During the six months ended June 30, 2016, warrants to purchase 124,160 shares of the Company’s common stock at an exercise price of approximately $0.76 per share were exercised on a cashless basis resulting in the issuance of 93,325 shares of common stock during the year.

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2016:

	Number of warrants	Weighted- average exercise price
Outstanding at December 31, 2015	5,207,379	$1.08
Granted	—	—
Exercised	(124,160)	$0.76
Expired	—	—
Outstanding at June 30, 2016	5,083,219	$1.08

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

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three or six months ended June 30, 2015 and 2016 due to uncertainty regarding future taxable income.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive income (loss), a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $14 at December 31, 2015 and accumulated other comprehensive income was $9 as of June 30, 2016.

New Accounting Pronouncements

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to the Company.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective for annual period ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The Company faces certain risks and uncertainties, as further described in Note 1, Nature of Operations.  Upon adoption of this update, the Company will be required to make additional disclosures regarding its forecasts and financing plans.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company adopted this update in the first quarter of 2016. The adoption resulted in the reclassification of current and long-term debt issuance costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion, at December 31, 2015 and June 30, 2016.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 3	Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2015	June 30, 2016
Raw material	$483	$567
Work in progress	79	88
Finished goods	767	912
Total	$1,329	$1,567

Note 4	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Initial Promissory Note was 11.50% at June 30, 2016.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Second Promissory Note was 10.20% at June 30, 2016. The notes are secured by substantially all the assets of the Company.

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

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of June 30, 2016.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 5	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Research and development	$20	$35	$37	$68
Selling, general and administrative	91	603	172	916
Total	$111	$638	$209	$984

The Company granted options to purchase 279,486 shares of common stock at exercise prices ranging from of $4.25 to $4.44 per share during the six months ended June 30, 2015. The Company granted options to purchase 9,358,906 shares of common stock at exercise prices ranging from $0.99 to $2.03 per share during the six months ended June 30, 2016. The weighted-average fair value of the stock options granted was $2.45 per share and $0.73 per share for the six months ended June 30, 2015 and 2016, respectively.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes Merton option-pricing model (“Black Scholes Model”):

	Six Months Ended June 30,
	2015	2016
Risk-free interest	1.54%-1.97%	1.41%-1.58%
Expected term in years	6.08	6.08
Expected volatility	50%-80%	52%-53%
Expected dividend yield	0%	0%

Note 6	Net Loss per Share

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

	As of June 30,
	2015	2016
Options to purchase common stock	8,597,961	14,606,934
Warrants to purchase common stock	5,207,379	5,083,219
Total	13,805,340	19,690,153

Note 7	Related Party Transactions

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For both the six month periods ended June 30, 2015 and 2016, the Company recorded revenues of $125 from shipments to Philips. At December 31, 2015 and June 30, 2016, there were no amounts owed from Phillips to the Company resulting from selling activity under the agreement.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $136 and $71 at December 31, 2015 and June 30, 2016, respectively. The Company assessed the notes receivable for impairment and concluded that there were no impairment indicators at December 31, 2015 and June 30, 2016. The Company does not believe there is any significant collection risk associated with the notes receivable at June 30, 2016.

Common Stock Repurchase and Retirement

On April 15, 2016, the Company repurchased and retired 748,842 shares of its common stock for an aggregate amount of approximately $741 pursuant to the terms of a privately negotiated transaction with the Company’s former Chief Executive Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we,” “us,” “our,” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2015. The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). Our first and current product, the CorPath 200 System, is the only vascular robotic system cleared by the U.S. Food and Drug Administration (“FDA”) to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures. During the procedure, the interventional cardiologist sits at a radiation-shielded interventional cockpit to advance stents and guidewires with millimeter-by-millimeter precision. The interventional cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex PCI procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual PCI procedures. We initially were cleared and targeted PCI procedures and recently we were cleared for Peripheral indication as well. We will continue to invest in developing capabilities to address these markets and believe that our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of June 30, 2016, we have installed 40 CorPath Systems, including three CorPath Systems in hospitals outside of the U.S.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended June 30, 2015 compared to three months ended June 30, 2016

	Three months ended June 30,
	2015	2016	Change
	(in thousands)
Revenue	$909	$508	$(401)
Cost of revenue	941	1,114	173
Gross loss	(32)	(606)	(574)
Operating expense:
Research and development	2,825	2,335	(490)
Selling, general and administrative	4,014	4,437	432
Total operating expense	6,839	6,772	(67)
Operating loss	(6,871)	(7,378)	(507)
Other expense:
Interest and other expense, net	(432)	(216)	(216)
Total other expense	(432)	(216)	(216)
Net loss	$(7,303)	$(7,594)	$(291)

Revenue

Revenue decreased from $909 for the three months ended June 30, 2015 to $508 for the three months ended June 30, 2016 due primarily to a decrease in revenue for our CorPath Systems.

Our revenue associated with CorPath System sales decreased from $647 during the three months ended June 30, 2015 as compared to $28 for the three months ended June 30, 2016. We sold three CorPath Systems during the three months ended June 30, 2015 and did not sell any CorPath Systems during the three months ended June 30, 2016. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue for CorPath Cassettes and accessories decreased slightly from $187 for the three months ended June 30, 2015 as compared to $135 for the three months ended June 30, 2016. The volume and average price of our CorPath Cassettes and accessories decreased by 66 units and decreased by 4.8%, respectively, from the three months ended June 30, 2015 to the three months ended June 30, 2016. Revenues under our CorPath Utilization Program (“CUP”) represented 25.0% and 20.9% for the three months ended June 30, 2015 and 2016, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased from $75 for the three months ended June 30, 2015 as compared to $345 for the three months ended June 30, 2016. The increase relates to revenue recognized under the terms of outstanding service agreements. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from $941 for the three months ended June 30, 2015 to $1,114 for the three months ended June 30, 2016. Cost of revenues for both the three month periods ended June 30, 2015 and June 30, 2016 included the effect of under-utilization of our production facilities, which we expect to continue for the remainder of 2016.

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

Gross Loss

Our gross loss increased from $32 for the three months ended June 30, 2015 to $606 for the three months ended June 30, 2016, based on the changes in revenue and cost of revenues as discussed above. For the three months ended June 30, 2016, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses decreased from $2,825 for the three months ended June 30, 2015 to $2,335 for the three months ended June 30, 2016 primarily due to higher purchases of prototype materials of $318 and increased spending for consulting services of $125 in the three months ended June 30, 2015.

Selling, General and Administrative

Selling, general and administrative expenses increased from $4,014 for the three months ended June 30, 2015 to $4,437 for the three months ended June 30, 2016. This increase is due to incremental stock-based compensation expense of $512 for the three months ended June 30, 2016 associated with stock options granted during 2016.

Other Expense

Other expense decreased from $432 for the three months ended June 30, 2015 to $216 for the same period in 2016. The other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in other expense for the three months ended June 30, 2016 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance through required principal payments over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss increased from $7,303 for the three months ended June 30, 2015 to $7,594 for the three months ended June 30, 2016 due to the factors noted above.

Six months ended June 30, 2015 compared to six months ended June 30, 2016

	Six months ended June 30,
	2015	2016	Change
	(in thousands)
Revenue	$1,685	$1,616	$(69)
Cost of revenue	1,742	2,192	450
Gross loss	(57)	(576)	(519)
Operating expense:
Research and development	5,588	4,645	(943)
Selling, general and administrative	7,998	9,402	1,404
Total operating expense	13,586	14,047	461
Operating loss	(13,643)	(14,623)	(980)
Other expense:
Interest and other expense, net	(829)	(598)	231
Total other expense	(829)	(598)	231
Net loss	$(14,472)	$(15,221)	$(749)

Revenue

Revenue decreased from $1,685 for the six months ended June 30, 2015 to $1,616 for the six months ended June 30, 2016 due primarily to a decrease in revenue for our CorPath Systems.

Our revenue associated with CorPath System sales decreased from $1,209 during the six months ended June 30, 2015 as compared to $903 for the six months ended June 30, 2016. We sold five and two CorPath Systems during the six months ended June 30, 2015 and 2016, respectively. Our average selling price associated with the Systems sold during the six months ended June 30, 2015 as compared to the Systems sold during the six months ended June 30, 2016 increased by 128.0% primarily due to the inclusion of a significant international sale during the six months ended June 30, 2016. We expect to experience some unevenness in the trend of the number of units sold and the average selling price of units sold given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue for CorPath Cassettes and accessories decreased slightly from $332 for the six months ended June 30, 2015 as compared to $288 for the six months ended June 30, 2016. The volume and average price of our CorPath Cassettes and accessories decreased by 90 units and increased by 5.1%, respectively, from the six months ended June 30, 2015 to the six months ended June 30, 2016. Revenues under our CorPath Utilization Program (“CUP”) represented 25.9% and 24.4% for the six months ended June 30, 2015 and 2016, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased from $144 for the six months ended June 30, 2015 as compared to $425 for the six months ended June 30, 2016. The increase relates to revenue recognized under the terms of outstanding service agreements. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from $1,742 for the six months ended June 30, 2015 to $2,192 for the six months ended June 30, 2016. Cost of revenues for both the six month periods ended June 30, 2015 and June 30, 2016 included the effect of under-utilization of our production facilities, which we expect to continue for the remainder of 2016.

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

Gross Loss

Our gross loss increased from $57 for the six months ended June 30, 2015 to $576 for the six months ended June 30, 2016, based on the changes in revenue and cost of revenues as discussed above. For the six months ended June 30, 2016, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a minimal gross margin.

Research and Development

Research and development expenses decreased from $5,588 for the three months ended June 30, 2015 to $4,645 for the six months ended June 30, 2016 primarily due to higher purchases of prototype materials of approximately $656 and increased spending for consulting services of $401 in the six months ended June 30, 2015, partially offset by increased compensation expense of $174 for employees hired subsequent to June 30, 2015.

Selling, General and Administrative

Selling, general and administrative expenses increased from $7,998 for the six months ended June 30, 2015 to $9,402 for the six months ended June 30, 2016. This increase is primarily due to incremental costs of $692 associated with the transition of the Company’s former Chief Executive Officer that was completed in March 2016 and incremental stock-based compensation expense of $744 in the six months ended June 30, 2016 associated with stock options granted in 2016.

Other Expense

Other expense decreased from $829 for the six months ended June 30, 2015 to $598 for the same period in 2016. The other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in other expense for the three months ended June 30, 2016 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance through required principal payments over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss increased from $14,472 for the six months ended June 30, 2015 to $15,221 for the six months ended June 30, 2016 due to the factors noted above.

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

As of June 30, 2016, we had an accumulated deficit of $128.9 million and gross borrowings outstanding of $5.9 million, of which $2.2 million is contractually due during the remainder of 2016. As we continue to incur losses and generate negative gross margins, the transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the CorPath System. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.

As of June 30, 2016, we had approximately $26.4 million of cash, cash equivalents and marketable securities. Cash equivalents are comprised of highly liquid money market accounts. The marketable securities balance is comprised of certificate of deposit accounts with maturities of three months or greater from the date of purchase and short term government treasury securities. We believe that our working capital of $20.7 million at June 30, 2016 will provide us the liquidity to meet our operating needs and service our debt for approximately the next twelve months. We will need to raise capital to fund operations and service debt until such time as we become cash flow positive, if at all.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes. The Initial Note was made on June 11, 2014 (the “Initial Note”) and the Second Note was made on December 31, 2014 (the “Second Note” and, together with the Initial Note, the “Secured Promissory Notes”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan and Security Agreement. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement. Future principal payments under the borrowing arrangement as of June 30, 2016 are as follows (in thousands):

Year ending December 31,
2016 (remainder of year)	$2,246
2017	3,605
Total	$5,851

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2015	2016
Net cash used in operating activities	$(14,288)	$(12,988)
Net cash provided by (used in) investing activities	$(192)	$15,491
Net cash provided by (used in) financing activities	$44,902	$(3,270)

Operating Activities

Operating activities used cash of $14,288 for the six months ended June 30, 2015 compared to $12,988 for the six months ended June 30, 2016. The $1,300 decrease in the use of cash for operating activities was primarily due to changes in working capital.

Investing Activities

Net cash used in investing activities was $192 for the six months ended June 30, 2015 compared to net cash provided by investing activities of $15,491 for the six months ended June 30, 2016. The change was primarily due to maturities of available-for-sale securities in 2016.

Financing Activities

For the six months ended June 30, 2015, cash flows from financing activities totaled $44,902 and primary related to net proceeds received from the issuance of common stock. Net cash used in financing activities for the six months ended June 30, 2016 totaled $3,270 and was primarily due to contractual payments on long-term debt and payments for the repurchase and retirement of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective for annual period ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. We face certain risks and uncertainties, as further described in Note 1, Nature of Operations, to the unaudited condensed consolidated financial statements.  Upon adoption of this update, we will be required to make additional disclosures regarding our forecasts and financing plans.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. We adopted this update in the first quarter of 2016. The adoption resulted in the reclassification of current and long-term debt issuance costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion at December 31, 2015 and June 30, 2016.

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

Forward Looking Statements

Statements made in this Form 10-Q that are not statements of historical or current facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Corindus to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. Accordingly, readers should not place undue reliance on any forward looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in the conditional or future tenses or that includes terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to Corindus’ beliefs and expectations as to future events and trends affecting its business and are necessarily subject to uncertainties, many of which are outside Corindus’ control.

Examples of such statements include the following:

●	Our belief that our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart;
●	Our expectation that we may continue to experience some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

●	Our expectation of variability in the sales of our consumables until our product receives wider market acceptance.
●	Our estimation that given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage in that period.
●	Our expectation that we will continue to be effected by the under-utilization of our production facilities for the remainder of 2016.
●	Our expectation that we will continue to experience fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.
●	Our expectation that our costs will decrease as we obtain economies of scale with respect to purchasing and production and continuing to incorporate design enhancements.
●	Our expectation that we will experience some unevenness in the trend of the number of units sold and the average selling price of units sold given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.
●	That we expect variability in the sales of our consumables until our product receives wider market acceptance.
●	That our management does not contemplate attaining profitable operations until 2017, nor is there any assurance that such an operating level can ever be achieved.
●	Our estimation that as we continue to incur losses and generate negative gross margins, our transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the CorPath System. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.
●	Our belief that our working capital of $20.7 million at June 30, 2016 will provide us the liquidity to meet our operating needs and service our debt for approximately the next twelve months and that we will need to raise capital to fund operations and service debt until such time as we become cash flow positive, it at all.
●	Our expectation that our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes affecting medical procedure reimbursement, and overall economic conditions in our target markets.
●	Our belief that our available resources will be sufficient to meet our cash requirements for approximately the next 12 months, including funding anticipated losses and scheduled debt maturities.
●	Our expectation that we will remain in compliance with our debt covenant requirements over the next 12 months.
●	Our belief that there is no significant collection risk associated with the notes receivable at June 30, 2016.

Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are described in the sections titled “Risk Factors” in the company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as reports on Form 8-K, including, but not limited to the following: the rate of adoption of our CorPath System and the rate of use of our cassettes; risks associated with market acceptance, including pricing and reimbursement; our ability to enforce our intellectual property rights; our need for additional funds to support our operations; our ability to manage expenses and cash flow; factors relating to engineering, regulatory, manufacturing, sales and customer service challenges; potential safety and regulatory issues that could slow or suspend our sales; and the effect of credit, financial and economic conditions on capital spending by our potential customers. Forward looking statements speak only as of the date they are made. Corindus undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that occur after that date.More information is available on Corindus’ website at http://www.corindus.com.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $26.4 million as of June 30, 2016. The cash, cash equivalents and marketable securities as of June 30, 2016 consist of cash in bank deposits, money market funds, certificates of deposit accounts and U.S. government treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments to maturity, and therefore we do not expect our operating results to be affected to any significant degree by a change in market interest rates on our investments.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including the current portion, was $5.8 million at June 30, 2016. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The following table sets forth the repurchases of securities we made during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	748,842	$0.99	—	—
May 1-31, 2016	—	—	—	—
June 1-30, 2016	—	—	—	—
TOTAL	748,842	$0.99	—	—

(1)	All of the shares repurchased were purchased by the Company on April 15, 2016, pursuant to a privately negotiated transaction with the Company’s former Chief Executive Officer. The repurchased shares were retired and returned to the status of authorized, but unissued shares available for future issuance.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document
2.1	6/23/2016	Plan of Conversion (1)
3.1	6/28/2016	Articles of Conversion, as filed with the Secretary of State of the State of Nevada (1)
3.2	6/27/2016	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware (1)
3.3	6/27/2016	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware (1)
3.4	6/28/2016	Bylaws, effective June 28, 2016 (1)
10.1	6/23/2016	2014 Stock Award Plan, as amended and restated on June 23, 2016 (1)
31.1	8/8/2016	Certification of Principal Executive Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	8/8/2016	Certification of Principal Financial Officer of Periodic Report pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.*
32.1	8/8/2016	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	8/8/2016	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the corresponding exhibit filed with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2016.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2016

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President

