Form 10-Q
period 2016-09-30
Corindus Vascular Robotics, Inc.
filed 2016-11-09
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock as of November 4, 2016 was 119,025,221.

CORINDUS VASCULAR ROBOTICS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEX

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2015	2016
Assets
Current Assets:
Cash and cash equivalents	$22,142	$18,079
Marketable securities	20,524	—
Accounts receivable	878	531
Inventories, net	1,329	1,619
Prepaid expenses and other current assets	591	305
Total current assets	45,464	20,534

Property and equipment, net	1,382	1,064
Deposits and other assets	157	153
Notes receivable due from stockholders	136	71
Total assets	$47,139	$21,822

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,538	$1,845
Accrued expenses	1,199	1,580
Deferred revenue	701	281
Current portion of long-term debt	4,033	4,597
Total current liabilities	7,471	8,303

Long-term Liabilities:
Deferred revenue, net of current portion	106	148
Other liabilities	42	13
Long-term debt, net of current portion	3,673	217
Total long-term liabilities	3,821	378
Total liabilities	11,292	8,681

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 118,832,441 shares at December 31, 2015 and 119,025,221 shares at September 30, 2016 issued and outstanding	12	12
Additional paid-in capital	149,489	150,056
Accumulated other comprehensive income (loss)	(14)	—
Accumulated deficit	(113,640)	(136,927)
Total stockholders’ equity	35,847	13,141
Total liabilities and stockholders’ equity	$47,139	$21,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016

Revenue	$212	$688	$1,897	$2,304
Cost of revenue	722	1,220	2,464	3,412
Gross loss	(510)	(532)	(567)	(1,108)

Operating expenses:
Research and development	2,263	2,728	7,851	7,373
Selling, general and administrative	3,885	4,585	11,883	13,987
Total operating expenses	6,148	7,313	19,734	21,360

Operating loss	(6,658)	(7,845)	(20,301)	(22,468)

Other expense:
Interest and other expense, net	(404)	(221)	(1,233)	(819)
Total other expense	(404)	(221)	(1,233)	(819)

Net loss	$(7,062)	$(8,066)	$(21,534)	$(23,287)

Net loss per share--basic and diluted	$(0.06)	$(0.07)	$(0.19)	$(0.20)

Weighted-average common shares used in computing net loss per share--basic and diluted	118,541,168	118,958,430	111,446,296	119,017,846

Other comprehensive loss:
Net loss	$(7,062)	$(8,066)	$(21,534)	$(23,287)
Unrealized gain (loss) on marketable securities	(7)	(9)	(7)	14
Comprehensive loss	$(7,069)	$(8,075)	$(21,541)	$(23,273)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other
	Common Stock, $0.0001 Par Value		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2015	118,832,441	$12	$149,489	$(14)	$(113,640)	$35,847
Stock-based compensation expense	—	—	1,646	—	—	1,646
Issuance of common stock upon exercise of stock options	848,297	—	(338)	—	—	(338)
Issuance of common stock upon exercise of warrants	93,325	—	—	—	—	—
Common stock repurchase and retirement	(748,842)	—	(741)	—	—	(741)
Change in fair value of marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(23,287)	(23,287)
Balance at September 30, 2016	119,025,221	$12	$150,056	$—	$(136,927)	$13,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2016

Operating activities
Net loss	$(21,534)	$(23,287)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of fixed assets	—	59
Depreciation and amortization	510	564
Stock-based compensation expense	313	1,646
Accretion of interest expense	480	343
Accretion of available-for-sale securities	(3)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(93)	347
Prepaid expenses and other current assets	(370)	286
Deferred inventory costs	102	—
Inventories	(456)	(290)
Deposits and other assets	53	4
Accounts payable, accrued expenses and other liabilities	(441)	659
Deferred revenue	(93)	(378)
Net cash used in operating activities	(21,532)	(20,062)

Investing activities
Purchases of available-for-sale securities	(20,593)	—
Maturities of available-for-sales securities	—	20,553
Collection of notes receivable	—	65
Purchases of property and equipment	(281)	(305)
Net cash provided by (used in) investing activities	(20,874)	20,313

Financing activities
Payments of financing costs from issuance of long-term debt and warrants	(50)	—
Proceeds from issuance of common stock, net of offering costs	44,643	—
Proceeds from exercise of stock options	20	72
Payment for common stock repurchase and retirement	—	(741)
Payments for withholding taxes on stock option exercises	—	(410)
Payments on long-term debt	(998)	(3,235)
Net cash provided by (used in) financing activities	43,615	(4,314)

Net increase (decrease) in cash and cash equivalents	1,209	(4,063)
Cash and cash equivalents at beginning of period	28,526	22,142
Cash and cash equivalents at end of period	$29,735	$18,079

Supplemental Disclosure of Cash Flow Information:
Transfer from inventories to property and equipment in the field	$365	$—
Deferred public offering costs in accounts payable and accrued expenses	$251	$—
Interest paid	$746	$534

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

On October 27, 2016, the Company announced that it had received 510(k) clearance from the FDA for its CorPath GRX, the second generation of its CorPath System.  The Company expects to commence commercialization of CorPath GRX in the first quarter of 2017.

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

Liquidity

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of September 30, 2016, the Company had an accumulated deficit of $136,927, and borrowings outstanding of $4,960, of which $4,742 is contractually due over the next 12 months.

As of September 30, 2016, the Company had cash and cash equivalents of $18,079 and working capital of $12,231. The Company believes that these available resources will be sufficient to meet the Company’s cash requirements through the first quarter of 2017, including funding its anticipated losses and scheduled debt maturities.  Accordingly, the Company will need to raise additional funds to support its operating and capital needs.  The Company will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. Additionally, the Company is in compliance with its debt covenant requirements as of September 30, 2016 and expects to remain in compliance over the next 12 months. As the Company continues to incur losses, a transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2015 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of September 30, 2016, the Company’s Chief Executive Officer and one of its senior executives represented two of the four voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $120 and $12 for the three months ended September 30, 2015 and 2016, respectively, and $337 and $94 for the nine months ended September 30, 2015 and 2016, respectively. The entity had both assets and liabilities of $9 on its balance sheet at September 30, 2016 and assets and liabilities of $56 and $75, respectively, on its balance sheet at December 31, 2015.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Significant Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and nine-month periods ended September 30, 2015 and 2016, respectively:

	Three months ended September 30,		Nine months ended September 30,
Customer	2015	2016	2015	2016
A	11%	5%	4%	4%
B	11%	3%	2%	2%
C	8%	4%	10%	4%
D	—%	—%	14%	—%
E	—%	4%	12%	2%
F	—%	—%	11%	2%
G	—%	49%	—%	15%
H	—%	—%	—%	34%

The Company had two other customers that together accounted for 76% of the Company’s accounts receivable balance at December 31, 2015. Additionally, Customer G comprised 69% of the Company’s accounts receivable balance at September 30, 2016. Given the current revenue levels, in a period in which the Company sells a system, the purchaser of such system is likely to represent a significant customer.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis, by measurement category:

	December 31, 2015
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,356	$6,107	$249	$—
Marketable securities
U.S. government treasuries	15,876	15,876	—	—
Certificates of deposit	4,648	—	4,648	—
Total assets	$26,880	$21,983	$4,897	$—

	September 30, 2016
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,164	$10,164	$—	$—
Total assets	$10,164	$10,164	$—	$—

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

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company had classified all of its marketable securities during 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive gain (loss) in stockholders’ equity.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During 2016, the activity in the Company’s accumulated other comprehensive income was composed solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the nine months ended September 30, 2016, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income during that same period.

The Company’s marketable securities matured in accordance with stated terms during the nine months ended September 30, 2016.

The following table summarizes available-for-sale securities held at December 31, 2015:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

U.S. government treasuries	$15,885	$1	$(10)	$15,876
Certificates of deposit	4,653	—	(5)	4,648
Total assets	$20,538	$1	$(15)	$20,524

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

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. This agreement with Philips expired on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips. At December 31, 2015 and September 30, 2016, there were no amounts outstanding from Philips.

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

During the nine months ended September 30, 2016, warrants to purchase 124,160 shares of the Company’s common stock at an exercise price of approximately $0.76 per share were exercised on a cashless basis resulting in the issuance of 93,325 shares of common stock during the year.

The table below is a summary of the Company’s warrant activity during the nine months ended September 30, 2016:

	Number of warrants	Weighted- average exercise price
Outstanding at December 31, 2015	5,207,379	$1.08
Granted	—	—
Exercised	(124,160)	$0.76
Expired	—	—
Outstanding at September 30, 2016	5,083,219	$1.08

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

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three or nine months ended September 30, 2015 and 2016 due to uncertainty regarding future taxable income.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive income (loss), a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $14 and $0 at December 31, 2015 and September 30, 2016, respectively.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

New Accounting Pronouncements

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to the Company.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The Company faces certain risks and uncertainties, as further described in Note 1, Nature of Operations. Upon adoption of this update, the Company will be required to make additional disclosures regarding its forecasts and financing plans.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company adopted this update in the first quarter of 2016. The adoption resulted in the reclassification of current and long-term debt issuance costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion, at December 31, 2015 and September 30, 2016.

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

Note 3	Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2015	September 30, 2016
Raw material	$483	$621
Work in progress	79	93
Finished goods	767	905
Total	$1,329	$1,619

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 4	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Initial Promissory Note was 11.50% at September 30, 2016.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company is required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Second Promissory Note was 10.20% at September 30, 2016. The notes are secured by substantially all the assets of the Company.

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

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of September 30, 2016.

Note 5	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Research and development	$19	$45	$56	$113
Selling, general and administrative	85	617	257	1,533
Total	$104	$662	$313	$1,646

The Company granted options to purchase 299,486 shares of common stock at exercise prices ranging from of $3.26 to $4.44 per share during the nine months ended September 30, 2015. The Company granted options to purchase 10,097,994 shares of common stock at exercise prices ranging from $0.99 to $2.03 per share during the nine months ended September 30, 2016. The weighted-average fair value of the stock options granted was $2.40 per share and $0.71 per share for the nine months ended September 30, 2015 and 2016, respectively.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes Merton option-pricing model (“Black Scholes Model”):

	Nine Months Ended September 30,
	2015	2016
Risk-free interest	1.5%-2.0%	1.3%-1.6%
Expected term in years	6.1	6.1
Expected volatility	50%-80%	48%-53%
Expected dividend yield	0%	0%

Note 6	Net Loss per Share

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

	As of September 30,
	2015	2016
Options to purchase common stock	8,078,961	15,164,711
Warrants to purchase common stock	5,207,379	5,083,219
Total	13,286,340	20,247,930

Note 7	Related Party Transactions

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

For both the nine month periods ended September 30, 2015 and 2016, the Company recorded revenues of $125 from shipments to Philips. At December 31, 2015 and September 30, 2016, there were no amounts owed from Phillips to the Company resulting from selling activity under the agreement.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $136 and $71 at December 31, 2015 and September 30, 2016, respectively. The Company assessed the notes receivable for impairment and concluded that there were no impairment indicators at December 31, 2015 and September 30, 2016. The Company does not believe there is any significant collection risk associated with the notes receivable at September 30, 2016.

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

Note 8	Subsequent Event

On October 24, 2016, the Company entered into an agreement to extend its building lease for the period from February 1, 2018 through January 31, 2021 with monthly payments ranging from $53 to $55 during the new extended period.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). Our first and current product, the CorPath 200 System, is the only vascular robotic system cleared by the U.S. Food and Drug Administration (“FDA”) to bring precision and accuracy to stent placement in percutaneous coronary intervention (“PCI”) procedures. During the procedure, the interventional cardiologist sits at a radiation-shielded interventional cockpit to advance stents and guidewires with millimeter-by-millimeter precision. The interventional cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex PCI procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual PCI procedures.We initially were cleared and targeted PCI procedures; subsequently we were cleared for Peripheral indications and recently we were cleared for our second generation system, the CorPath GRX. We will continue to invest in developing capabilities to address these markets and believe that our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of September 30, 2016, we have installed 41 CorPath Systems, including three CorPath Systems in hospitals outside of the U.S.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended September 30, 2015 compared to three months ended September 30, 2016

	Three months ended September 30,
	2015	2016	Change
	(in thousands)
Revenue	$212	$688	$476
Cost of revenue	722	1,220	498
Gross loss	(510)	(532)	(22)
Operating expense:
Research and development	2,263	2,728	465
Selling, general and administrative	3,885	4,585	700
Total operating expense	6,148	7,313	1,165
Operating loss	(6,658)	(7,845)	(1,187)
Other expense:
Interest and other expense, net	(404)	(221)	183
Total other expense	(404)	(221)	183
Net loss	$(7,062)	$(8,066)	$(1,004)

Revenue

Revenue increased from $212 for the three months ended September 30, 2015 to $688 for the three months ended September 30, 2016 due primarily to an increase in revenue from our CorPath Systems.

Our revenue associated with CorPath System sales increased from no revenue during the three months ended September 30, 2015 as compared to $325 for the three months ended September 30, 2016. We did not sell any CorPath Systems during the three months ended September 30, 2015 and we sold one CorPath System during the three months ended September 30, 2016. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue from CorPath Cassettes and accessories increased from $138 for the three months ended September 30, 2015 as compared to $171 for the three months ended September 30, 2016. The volume and average price of our CorPath Cassettes increased by 38 units and increased by 6.5%, respectively, from the three months ended September 30, 2015 to the three months ended September 30, 2016. Revenues under our CorPath Utilization Program (“CUP”) represented 35.7% and 22.9% for the three months ended September 30, 2015 and 2016, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased from $73 for the three months ended September 30, 2015 as compared to $192 for the three months ended September 30, 2016. The increase relates to revenue recognized under the terms of outstanding service agreements and an increase in service projects performed for the three months ended September 30, 2016. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from $722 for the three months ended September 30, 2015 to $1,220 for the three months ended September 30, 2016. Cost of revenues for both the three month periods ended September 30, 2015 and September 30, 2016 included the effect of under-utilization of our production facilities, which we expect to continue for the remainder of 2016.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath System and CorPath Cassettes is approximately $400 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Loss

Our gross loss increased from $510 for the three months ended September 30, 2015 to $532 for the three months ended September 30, 2016, based on the changes in revenue and cost of revenues as discussed above. For the three months ended September 30, 2016, we did not generate enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses increased from $2,263 for the three months ended September 30, 2015 to $2,728 for the three months ended September 30, 2016 primarily due to increased spending for consulting services of $68, patent and licensing fees of $75, and incremental purchases of prototype materials of $101 related to work performed on the next generation CorPath System during the three months ended September 30, 2016, as well as increased compensation expense of $156 for employees hired subsequent to September 30, 2015.

Selling, General and Administrative

Selling, general and administrative expenses increased from $3,885 for the three months ended September 30, 2015 to $4,585 for the three months ended September 30, 2016. This increase is primarily due to incremental stock-based compensation expense of $532 for the three months ended September 30, 2016 associated with stock options granted during 2016. The remaining increase relates to increased sales commissions of $282 and travel-related expenses of $163, partially offset by decreases in certain marketing activities of $144 and recruiting expense of $113 during the three months ended September 30, 2016.

Other Expense

Other expense decreased from $404 for the three months ended September 30, 2015 to $221 for the same period in 2016. The other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in other expense for the three months ended September 30, 2016 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance through contractual principal payments over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss increased from $7,062 for the three months ended September 30, 2015 to $8,066 for the three months ended September 30, 2016 due to the factors noted above.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2016

	Nine months ended September 30,
	2015	2016	Change
	(in thousands)
Revenue	$1,897	$2,304	$407
Cost of revenue	2,464	3,412	948
Gross loss	(567)	(1,108)	(541)
Operating expense:
Research and development	7,851	7,373	(478)
Selling, general and administrative	11,883	13,987	2,104
Total operating expense	19,734	21,360	1,626
Operating loss	(20,301)	(22,468)	(2,167)
Other expense:
Interest and other expense, net	(1,233)	(819)	414
Total other expense	(1,233)	(819)	414
Net loss	$(21,534)	$(23,287)	$(1,753)

Revenue

Revenue increased from $1,897 for the nine months ended September 30, 2015 to $2,304 for the nine months ended September 30, 2016 due primarily to an increase in revenue for our CorPath Systems.

Our revenue associated with CorPath System sales increased from $1,209 during the nine months ended September 30, 2015 as compared to $1,228 for the nine months ended September 30, 2016. We sold five and three CorPath Systems during the nine months ended September 30, 2015 and 2016, respectively. Our average selling price associated with the Systems sold during the nine months ended September 30, 2015 as compared to the Systems sold during the nine months ended September 30, 2016 increased by 103.3% primarily due to the inclusion of a significant international sale during the nine months ended September 30, 2016. We expect to experience some unevenness in the trend of the number of units sold and the average selling price of units sold given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

Our revenue for CorPath Cassettes and accessories decreased slightly from $470 for the nine months ended September 30, 2015 as compared to $460 for the nine months ended September 30, 2016. The volume and average price of our CorPath Cassettes and accessories decreased by 52 units and increased by 5.4%, respectively, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Revenues under CUP represented 28.7% and 23.9% for the nine months ended September 30, 2015 and 2016, respectively, of our total revenues for the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased from $218 for the nine months ended September 30, 2015 as compared to $616 for the nine months ended September 30, 2016. The increase relates to revenue recognized under the terms of outstanding service agreements. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from $2,464 for the nine months ended September 30, 2015 to $3,412 for the nine months ended September 30, 2016. Cost of revenues for both the nine month periods ended September 30, 2015 and September 30, 2016 included the effect of under-utilization of our production facilities, which we expect to continue for the remainder of 2016.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath System and CorPath Cassettes is approximately $400 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Loss

Our gross loss increased from $567 for the nine months ended September 30, 2015 to $1,108 for the nine months ended September 30, 2016, based on the changes in revenue and cost of revenues as discussed above. For the nine months ended September 30, 2016, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses decreased from $7,851 for the nine months ended September 30, 2015 to $7,373 for the nine months ended September 30, 2016 primarily due to higher purchases of prototype materials of approximately $555 and increased spending for consulting services of $421 in the nine months ended September 30, 2015, partially offset by increased compensation expense of $410 for employees hired subsequent to September 30, 2015.

Selling, General and Administrative

Selling, general and administrative expenses increased from $11,883 for the nine months ended September 30, 2015 to $13,987 for the nine months ended September 30, 2016. This increase is primarily due to incremental costs of $528 associated with the transition of the Company’s former Chief Executive Officer that was completed in March 2016, incremental stock-based compensation expense of $1,276 in the nine months ended September 30, 2016 associated with stock options granted in 2016.

Other Expense

Other expense decreased from $1,233 for the nine months ended September 30, 2015 to $819 for the same period in 2016. The other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in other expense for the nine months ended September 30, 2016 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance through contractual principal payments made over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Net Loss

Net loss increased from $21,534 for the nine months ended September 30, 2015 to $23,287 for the nine months ended September 30, 2016 due to the factors noted above.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Our management does not contemplate attaining profitable operations until 2019, nor is there any assurance that such an operating level can ever be achieved. Since inception, we have financed our operations primarily through private sales of capital stock, a public offering of common stock in May 2015 and borrowing arrangements totaling approximately $155.9 million, as well as limited revenues from the sale of our products.

As of September 30, 2016, we had an accumulated deficit of $136.9 million and gross borrowings outstanding of $5.0 million, of which $1.1 million is contractually due during the remainder of 2016. As we continue to incur losses and generate negative gross margins, the transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the CorPath System. We may never achieve profitability, and unless and until doing so, it will be necessary for us to attempt to raise additional capital, which may not be available or available on terms acceptable to us.

As of September 30, 2016, we had approximately $18.1 million of cash and cash equivalents.  Cash equivalents are comprised of highly liquid money market accounts.  We believe that our working capital of $12.2 million at September 30, 2016 will provide us the liquidity to meet our operating needs and service our debt through the first quarter of 2017.  Accordingly, we will need to raise additional funds to support our operating and capital needs. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes. The Initial Note was made on June 11, 2014 (the “Initial Note”) and the Second Note was made on December 31, 2014 (the “Second Note” and, together with the Initial Note, the “Secured Promissory Notes”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan and Security Agreement. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement. Future principal payments under the borrowing arrangement as of September 30, 2016 are as follows (in thousands):

Year ending December 31,
2016 (remainder of year)	$1,138
2017	3,822
Total	$4,960

In summary, our cash flows were as follows:

	Nine Months Ended September 30,
	2015	2016
Net cash used in operating activities	$(21,532)	$(20,062)
Net cash provided by (used in) investing activities	$(20,874)	$20,313
Net cash provided by (used in) financing activities	$43,615	$(4,314)

Operating Activities

Operating activities used cash of $21,532 for the nine months ended September 30, 2015 compared to $20,062 for the nine months ended September 30, 2016. The $1,470 decrease in the use of cash for operating activities was primarily due to changes in working capital.

Investing Activities

Net cash used in investing activities was $20,874 for the nine months ended September 30, 2015 compared to net cash provided by investing activities of $20,313 for the nine months ended September 30, 2016. The change was primarily due to maturities of available-for-sale securities in 2016.

Financing Activities

For the nine months ended September 30, 2015, cash flows from financing activities totaled $43,615 primarily related to net proceeds received from the issuance of common stock. Net cash used in financing activities for the nine months ended September 30, 2016 totaled $4,314 and was primarily due to contractual payments on long-term debt and payments for the repurchase and retirement of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Company extended its building lease for the period from February 1, 2018 through January 31, 2021 with monthly payments ranging from $53 to $55 during the new extended period. There have been no other material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. We face certain risks and uncertainties, as further described in Note 1, Nature of Operations, to the unaudited condensed consolidated financial statements. Upon adoption of this update, we will be required to make additional disclosures regarding our forecasts and financing plans.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. We adopted this update in the first quarter of 2016. The adoption resulted in the reclassification of current and long-term debt issuance costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion at December 31, 2015 and September 30, 2016.

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

Examples of such statements include the following:

•	Our belief that the CorPath System brings robotic precision to radial and complex PCI procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual PCI procedures.
•	Our expectation that we will continue to invest in development capabilities to address these markets and believe that our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart.
•	Our expectation that we may continue to experience some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.
•	Our expectation of variability in the sales of our consumables until our product receives wider market acceptance.

•	We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.
•	We expect costs of materials for the CorPath System and CorPath Cassettes to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.
•	Our management does not contemplate attaining profitable operations until 2019.
•	Our estimation that our transition to profitability and positive gross margins is dependent upon achieving a level of revenues adequate to support our cost structure as well as reducing the cost of the CorPath System.
•	Our belief that our working capital of $12.2 million at September 30, 2016 will provide us the liquidity to meet our operating needs and service our debt through the first quarter of 2017.
•	That we do not expect our operating results to be affected to any significant degree by a change in market interest rates on our money market funds.

Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are described in the sections titled “Risk Factors” in the company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as reports on Form 8-K, including, but not limited to the following: the rate of adoption of our CorPath System and the rate of use of our cassettes; risks associated with market acceptance, including pricing and reimbursement; our ability to enforce our intellectual property rights; our need for additional funds to support our operations; our ability to manage expenses and cash flow; factors relating to engineering, regulatory, manufacturing, sales and customer service challenges; potential safety and regulatory issues that could slow or suspend our sales; and the effect of credit, financial and economic conditions on capital spending by our potential customers. Forward looking statements speak only as of the date they are made. Corindus undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that occur after that date.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $18.1 million as of September 30, 2016. The cash and cash equivalents as of September 30, 2016 consist of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities. We do not expect our operating results to be affected to any significant degree by a change in market interest rates on our money market funds.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including the current portion, was $4.8 million at September 30, 2016. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated losses from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Date of Document	Name of Document
10.1	09/27/16	Directors’ Compensation Policy 2016/2017 – As Amended and Restated Effective October 1, 2016*
10.2	10/24/16	First Amendment to Commercial Lease*
10.3	10/03/16	Employment Agreement between Corindus Vascular Robotics, Inc. and Jeff Lemaster*
31.1	11/09/16	Certification of Principal Executive Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	11/09/16	Certification of Principal Financial Officer of Periodic Report pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.*
32.1	11/09/16	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/09/16	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2016

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President