Form 10-K
period 2016-12-31
Corindus Vascular Robotics, Inc.
filed 2017-03-15
CIK 1528557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2016 (the last business day of the registrant’s second quarter of fiscal 2016), was approximately $79,340,461. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 8, 2017, the registrant had outstanding 119,025,221 shares of common stock, $0.0001 par value, which is its only class of common stock.

CORINDUS VASCULAR ROBOTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

EXPLANATORY NOTE

Unless the context otherwise requires, the terms “Company,” “we,” “us,” or “our” refer to Corindus Vascular Robotics, Inc., a Delaware corporation, together with our subsidiaries, Corindus, Inc., a Delaware corporation, and Corindus Security Corporation, a Delaware corporation. Where appropriate, content related only to Corindus, Inc. is referenced as Corindus, Inc.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we announced that we had received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning will enable physicians to adjust guide catheter position during procedures, and may expand use of CorPath to more complex cases. We began commercial shipment of the CorPath GRX System in late January, 2017. While the CorPath GRX has been cleared for and we are targeting percutaneous coronary intervention procedures and, for the CorPath 200, an additional indication for peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of December 31, 2016, we have installed 45 CorPath 200 Systems, including three CorPath 200 Systems in hospitals outside of the U.S.

Corporate History

Our Company was incorporated under the laws of the State of Nevada on May 4, 2011 under the name “Your Internet Defender Inc.” On August 12, 2014, we closed (the “Closing”) a reverse acquisition transaction (the “Acquisition”) in which we acquired Corindus, Inc. and Corindus Security Corporation as wholly owned subsidiaries. Immediately following the Closing, the business of Corindus, Inc. became our sole focus. We subsequently changed our name to Corindus Vascular Robotics, Inc. and increased our authorized capital stock to 260,000,000 shares (250,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share). Effective June 28, 2016, our Company changed its state of incorporation from the State of Nevada to the State of Delaware.

On May 28, 2015, we completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for proceeds of $44,392,000 net of underwriting discounts, commissions and other offering costs. In connection with the public offering, our common stock was approved for listing on the NYSE MKT, where it commenced trading on May 29, 2015 under the symbol “CVRS”. Our Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS.”

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

Occupational Hazards of Catheterization Labs

While there has been significant innovation in the devices and diagnostic tools used in interventional cardiology procedures, the way the manual procedures are generally performed by physicians has remained virtually unchanged since the first procedure by Dr. Gruentzig over 40 years ago. In order to perform the procedure, a physician stands by the patient who is lying on the cath lab table. The physician wears cumbersome and heavy protective apparel containing lead to block exposure to the ionizing radiation of x-rays used in the procedure and thereby combat its adverse effects. Already under bodily strain, the physician must deliver constant x-ray exposures to view the different vessels, which provides visual guidance for manual manipulation of interventional devices inside the patient’s heart. In addition to these physical demands, the current manual methods of performing PCI procedures make it difficult for physicians to visualize and estimate the length of the blocked lesion that requires the treatment, often leading to improper device selection and poor placement accuracy.

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

Research shows that interventional cardiologists experience among the highest levels of radiation exposure of any medical professional, which leads to increased risk for cancer and cataract formation in addition to increased levels of orthopedic strain from the use of heavy protective garments required to block such exposure. In a study of 36 physicians (of which 28 were interventional cardiologists) with brain tumors potentially linked to radiation exposure over their careers, 86% had left-sided tumors, indicating a correlation with the physician’s position at the cath lab table. Additionally, in a survey of interventional cardiologists conducted by the Society for Cardiovascular Angiography and Interventions, 49.4% reported at least one orthopedic injury, 6.9% were required to limit their caseload due to radiation exposure, and 9.3% experienced health-related periods of absence. Many hospitals will not allow female interventional cardiologists to practice during pregnancy, while others require them to wear lead protective gear with twice the typical thickness to protect from radiation exposure.

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

Our Precision Robotics System

We design, manufacture and sell our CorPath System for use in radial and complex interventional vascular procedures to bring the precision and accuracy of the only FDA-cleared robotic platform to facilitate stent positioning for PCI procedures by allowing a physician to measure, manipulate and advance devices with robotic precision. Additionally, our CorPath System allows the physician to perform PCI procedures with a control console located within an interventional cockpit. While we have been cleared for and are targeting PCI procedures and, as it relates to the CorPath 200 System, as well as peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart.

The next generation CorPath GRX System enables the precise, robotic-assisted control of coronary guide catheters, guidewires and balloon/stent devices from the safety of a radiation-shielded interventional cockpit. The CorPath GRX System consists of two components: a Bedside Unit and an Interventional Cockpit. The radiation-shielded cockpit features a simple-to-use Control Console to precisely control the movement of guide catheters, guidewires, and balloon/stent catheters. Using joysticks and touch-screen controls, the physician is able to measure lengths of portions of anatomy to help in selecting the appropriate stent. At the bedside, the CorPath GRX System’s Robotic Drive and sterile, single-use cassette (“CorPath Cassette”) translate the physician’s commands into precise movements and manipulations of the coronary guide catheters, guidewires, stents and catheters. The CorPath GRX Cassette provides a single-use sterile interface with standard PCI catheters, guidewires and devices. The CorPath GRX System empowers physicians with precise sub-millimeter measurement and 1mm advancement accuracy. By optimizing stent selection and positioning, the CorPath GRX System enables the deliberate advancement of devices, provides the ability to hold the guidewire and balloon/stent in place during device deployment and helps to ensure that there are no unintended wire/device movements during the procedure.

The CorPath GRX System allows the interventional cardiologist to perform the procedure while seated in an ergonomic and comfortable position in a radiation-shielded cockpit positioned as close as a few feet away from the patient. Our radiation-shielded cockpit provides a reduction in radiation exposure for the primary operator as compared to levels found at the traditional table position for manual procedures. The cockpit allows the physician to control the procedure while seated outside of the radiation field without the need for heavy protective wear. The Percutaneous Robotically-Enhanced Coronary Intervention Study (the “PRECISE Study”) published in the Journal of American College of Cardiology Journal, which we sponsored using the CorPath 200 System, demonstrated a 95.2% reduction in radiation exposure to the primary operator. The CorPath GRX System also provides physicians with enhanced visualization of the procedure through a high resolution widescreen monitor positioned at eye level in the cockpit. These improvements have the potential to reduce physician fatigue and could potentially extend a physician’s medical career. A photo of our CorPath GRX System appears below.

The CorPath GRX System

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

Our Business Model

Our business model involves the launching of coronary robotic-assisted intervention programs in hospitals which include the sale of a durable robotic system and a repeat consumable. After the program launch and the sale and installation of the CorPath System in a cath lab, we provide customer support through training and sales of our CorPath Cassette, which provides a sterile interface with standard PCI guide catheters, guidewires and devices. The CorPath Cassette is consumed and replaced for each new patient procedure. The use of the CorPath Cassettes represents opportunity for recurring revenue for each PCI procedure using the CorPath System. We also sell service contracts providing various levels of ongoing service. Over time, we expect to have follow-on sales related to the CorPath System to offer and install robotic system upgrades with more features and new applications.

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

The RSMs are responsible for identifying potential customers in the more than 3,250 cath lab rooms performing PCI procedures in the U.S. that desire to launch a coronary robotic-assisted intervention program and purchase a CorPath System. The RSMs may sell the CorPath System as a capital sale or through third-party financed leasing or rental programs. In limited circumstances, we will enter into strategic CorPath System utilization agreements, where we will sell CorPath Cassettes under a CorPath Utilization Program (“CUP”), which is a multi-year arrangement that involves the placement of a CorPath System at a customer’s site free of charge and the customer agrees to purchase a minimum number of cassettes each month at a premium over the regular price. The RSMs are also responsible for selling service contracts for the CorPath System. The RSMs are supported by our marketing department, which provides them with leads and sales opportunities garnered through direct marketing activities at interventional cardiology conferences, online webinars, regional seminars and trade journal advertising. Our marketing department also provides the RSMs with the sales tools and marketing resources to help persuasively convey the value proposition of the CorPath System.

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

Driving Utilization of the CorPath System

Following the launch of the coronary robotic-assisted intervention program and the initial sale of a CorPath System to a hospital, we provide enhanced training to the primary physicians and cath lab staff responsible for launching the program and then work to secure an increase in the number of cases performed over time. Subsequently, we expand training to the next group of physicians who use the system. We consistently focus our efforts to make sure that the system is well integrated into the customer’s everyday workflow within the cath lab. Dedicated sales and marketing efforts support awareness and use of the CorPath System. Utilization support comes both from encouraging the use of the system within customer accounts and by providing materials to educate general cardiologists and patients on the availability of the CorPath System at the customer site and in their geographical area.

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

Our Growth Strategy

Our goal is to ensure that the coronary robotic-assisted intervention program and the use of the CorPath System becomes the standard of care for interventional procedures by providing unsurpassed protection for cath lab staff and being the leading precision robotic technology for patient procedures. We have identified key characteristics and criteria for customers that are imperative to implement a successful cardiovascular robotics program. We are meaningfully narrowing our target customers focus with the intent to be deeply integrated within our customer partnerships. We are working with selected customers around the country to establish CorPath System centers of excellence. These centers allow us to bring prospective customers to visit a hospital and cath lab that has previously installed a CorPath System. The robotic course visit will allow the prospective customer the opportunity to see the system installed and in use. It also provides the opportunity to discuss the benefits of the system with the hospital staff, including interventional cardiologists, technologists and administrators, and view the work flow of the system in a real life clinical setting. We have successfully conducted such courses at several sites around the country and we are continuing to establish these centers of excellence and collaborative relationships with key institutions.

We are also expanding our market opportunities by retaining industry-leading experts to help drive our growth. We have added key leadership personnel, including our Chief Medical Officer, Chief Commercial Officer, Vice President of Global Medical Affairs, and Clinical Consultant and Executive Advisor, among others. These individuals have many years of experience in the cardiovascular industry and will help us to drive key relationships, alliances, partnership and programs with prestigious institutions that have and will continue to accelerate our growth opportunities.

In August 2016, we entered into a collaborative arrangement with ACIST Medical Systems, Inc. (“ACIST”) a pioneer and global market leader of advanced imaging modalities for cardiology, to provide their leading edge technologies to customers that improve cath lab workflow.  We will continue to seek out collaborative relationships with other innovative companies in the medical technology field to assist our customers in enhancing patient care.

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

A second prong of our growth strategy is to expand into new clinical segments. In addition to our objective to make the CorPath System the premier standard for PCI procedures, we may decide to pursue additional vascular interventional applications for our vascular robotic-assisted technology. Our closest adjacent opportunity is in peripheral vascular procedures performed by interventional cardiologists, vascular surgeons and interventional radiologists. The CorPath 200 System was cleared for use in peripheral vascular interventions in March 2016. These procedures treat vascular disease in non-coronary areas like the patient’s legs. These procedures are often quite lengthy and they expose physicians to x-ray radiation for extended periods of time. The peripheral vascular procedure market has been growing rapidly and is projected to grow at a compound annual growth rate, or CAGR, of 5.9% based on iData’s October 2013 Research Report: “US Markets for Peripheral Vascular Devices and Accessories.”

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

An integral part of our growth strategy is to expand commercialization beyond the U.S. marketplace. Opportunities outside of the U.S. represent over 60% of the global procedure volume and are growing at a rate faster than the U.S. market. We intend to expand into and penetrate these new geographical international markets over time by leveraging our product development, clinical research and regulatory approvals gained in the U.S. Our initial international target markets include the Middle East, Northern Europe and Japan. Our current CE Mark for the CorPath System should allow for an easier entry into European and Middle Eastern markets. In February 2017, we announced the signing of a strategic distribution agreement with Japan Medicalnext Co., Ltd., a wholly-owned entity of MC Healthcare, Inc., (subsidiary of Mitsubishi Corporation) and prominent supplier of medical devices in Japan. Pursuant to the agreement, Japan Medicalnext became the exclusive distributor of our products in Japan. Japan is the third largest market for PCI, with an approximate annual volume of 250,000 procedures.  We are working together with our distributor to secure Pharmaceutical and Medical Device Agency (PMDA) approval as the first step in preparing for the commercial launch of CorPath GRX in Japan.

Research and Development

We have built a leading research and development (“R&D”) team comprised of experienced medical device engineers and robotics engineers dedicated to the development of sophisticated robotics systems, including hardware, software, algorithms and radiation shielding and sterile devices to assist physicians in the performance of interventional procedures. We expect our R&D investment to continue to expand the capabilities of our technology to provide more robotic-assisted capabilities for interventional physicians. Additional programs may include the expansion into new clinical areas, such as peripheral vascular, neurointerventional and structural heart procedures, and the ability to manipulate a wider range of devices. Our research and development and technology roadmap includes future software upgrades for even further advanced device manipulation and moving forward with the development of our third-generation product.

In addition to expanding the capabilities of the CorPath System, we will continue to invest in the design of system manufacturability improvements which we expect to result in a lower cost system and cassette. The engineering function will use Design for Manufacturability and Assembly (“DFMA”) processes in an effort to reduce costs. DFMA is the combination of two methodologies: Design for Manufacture, which means the design for ease of manufacture of the parts that will form a product, and Design for Assembly, which means the design of the product for ease of assembly. DFMA is used as the basis for concurrent engineering studies to provide guidance to the design team in simplifying the product structure to reduce manufacturing and assembly costs and to quantify improvements. DFMA is a component of lean manufacturing.

Research and development expense amounted to approximately $6.6 million, $10.0 million and $10.3 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Clinical Studies

We are dedicated to continually advancing robotic-assisted PCI through the publication of clinical data supporting the CorPath System’s value and applicability. We are working with several leading institutions to conduct clinical research activities to further collect evidence regarding the applicability and benefits of robotic-assisted procedures. We are committed to collaboration with prominent interventional cardiologists to build evidence for the benefits of robotic-assisted PCI. We intend to continue to pursue opportunities to develop further evidence for the benefits of the CorPath GRX System in practice. An important component to making the CorPath GRX System the standard of care in the cath lab will be to demonstrate the clinical benefits and applicability of the CorPath GRX System and the advancement of robotic-assisted procedures.

First in Man Trial

In April 2011, we sponsored the First in Man Trial for the CorPath Robotic-assisted PCI System, which was published in the Journal of the American College of Cardiologists. This clinical trial enrolled eight patients with coronary artery disease who required a PCI procedure at the Corbic Research Institute in Envigado, Colombia. All patients were treated for a single de novo coronary lesion up to 25mm in length located in a vessel 2.5-4.0 mm in diameter. The procedure was successfully completed in all eight patients utilizing the CorPath System to advance coronary guidewires and perform the intervention, and there were no reported device or procedure-related complications or major adverse events. Operator radiation exposure was 97% lower with the use of the CorPath System in comparison with levels found at the standard table position.

CorPath PRECISE Study

We sponsored the PRECISE Study aimed to evaluate the safety and effectiveness of the clinical and technical performance of the CorPath System in the delivery and manipulation of coronary guidewires and stent/balloon devices for use in PCI procedures. We sponsored the PRECISE Study under Investigational Device Exemption (“IDE”) approval from the FDA to obtain 510(k) clearance. The PRECISE Study was a prospective, single-arm, multi-center, non-randomized trial of the CorPath System. We enrolled 164 patients who were evaluated at nine clinical sites (eight in the U.S.). The PRECISE Study was conducted under Principal Investigators Dr. Giora Weisz, MD Associate Professor of Medicine at Columbia University Medical Center and Chairman of Cardiology, Shaare Zedek Medical Center, Jerusalem, Israel, and Dr. Joseph Carrozza, Chief of Cardiovascular Medicine at St. Elizabeth’s Medical Center in Boston. Physicians participating in the trial did not receive any direct financial compensation. Results of the PRECISE Study were published in the April 2013 issue of the Journal of the American College of Cardiology and reported a successful PCI completion with use of the CorPath System in 162 of the 164 cases. In each of the two cases in which the PCI procedure was not completed, the interventionalist left the CorPath cockpit to complete the procedure manually, resulting in an incomplete use of the CorPath System. The average radiation exposure to the cardiovascular interventionalist decreased by 95.2% in comparison with levels measured at the location where manual procedures are normally conducted during standard interventions. The overall rate of clinical procedure success was 97.6%, with 100% of patients achieving post-procedure stenosis of less than 30% (as evaluated by a Core Laboratory), and 97.6% of patients had an absence of Major Adverse Cardiac Events (“MACE”). The four MACE events that did arise in the PRECISE Study were cardiac enzyme elevations without symptoms. There were no device-related complications.

CorPath PRECISION Registry

In 2013, we initiated the PRECISION registry, a multicenter post-market registry for the evaluation of the CorPath System’s effectiveness in PCI procedures. PRECISION aims to collect data on real-world use of the CorPath System. We are interested in learning about the patterns of the CorPath System’s use, safety and effectiveness from an all-comer’s perspective. There are currently 17 sites participating in the PRECISION registry, which is being conducted under the leadership of Dr. Giora Weisz. Each site achieves approval to participate in the PRECISION registry from its hospital Institutional Review Board as part of their regular clinical research approval process. Data for the registry is collected and monitored through industry-standard clinical research procedures. We plan to transition focus from the CorPath 200 to the CorPath GRX with the initiation of the PRECISION GRX Registry in 2017.

Robotically-Assisted Peripheral Intervention for peripheral arterial Disease Study (RAPID)

The Robotically-Assisted Peripheral Intervention for peripheral arterial Disease (RAPID) Study to evaluate the safety and performance of the CorPath 200 System for use in percutaneous vascular interventions was completed in 2015. The RAPID trial was a single-arm, single center study conducted at the Medical University of Graz in Graz, Austria. The RAPID trial was led by Prof. Dr. Marianne Brodmann, MD, a leading researcher within the university’s Division of Angiology, in combination with Prof. Dr. Hannes Deutschmann, of the Medical University of Graz Department of Radiology, and study chairman, Dr. Ehtisham Mahmud, director, Sulpizio Cardiovascular Center-Medicine, UC San Diego. The trial was a prospective, single-arm, single-center study that enrolled 20 subjects to assess the safety and effectiveness of the CorPath System in recanalizing lower extremity arterial blockages during peripheral angioplasty procedures. Results of the RAPID Study were presented in a major cardiology conference. The PAD presentation (Rutherford Classification) was primarily severe (60%) or moderate (30%) claudication. A total of 29 lesions located in the superficial femoral (89.7%) or popliteal (10.3%) arteries were treated. Device technical success and clinical procedural success was 100%. Three minor procedure-related adverse events, all access site hematomas, were reported. There were no device-related complications. The RAPID trial data was used to support FDA 510(k) clearance for the CorPath 200, therefore all devices used had to be FDA approved. This requirement limited robotic-assisted PVI to rapid exchange PTA balloons. In a subsequent study, RAPID II, femoropopliteal lesions were treated with robotic-assisted drug-coated balloons, allowing for a completely robotic-assisted PCI procedure. The results of this study will be released at a later date.

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

Our Current Product Line

Our first product, the CorPath 200 System, brings the precision and accuracy of robotic technology to PCI procedures performed in an interventional cath lab. The CorPath System is intended for use in the remote delivery and manipulation of coronary guidewires and rapid exchange balloon/stent catheters during PCI procedures. There is no contraindication for the use of the product in PCI procedures. The CorPath 200 System is also intended for use in the remote delivery and manipulation of guidewires and rapid exchange catheters during percutaneous vascular interventional procedures.

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

In July 2012, we received 510(k) clearance from the FDA for the CorPath 200 System and initiated a limited commercial launch in the U.S. While we are initially targeting PCI procedures, we believe our open platform technology is capable of addressing all segments of the vascular market, including peripheral, vascular, neurointerventional and other more complex cardiac interventions such as structural heart (subject to securing appropriate regulatory approvals).

In October 2015, we received 510(k) clearance from the FDA for our robotic-assisted CorPath 200 System to be used during PCI procedures performed via radial access. The 510(k) clearance was based on results of a clinical trial conducted at Spectrum Health, Grand Rapids, Michigan, and St. Joseph’s Hospital Health Center, Syracuse, New York.

In March 2016, we received 510(k) clearance from the FDA for our robotic-assisted CorPath 200 System to be used during peripheral vascular interventions. The 510(k) clearance was based on results of a clinical trial conducted at Medical University of Graz in Graz, Austria.

In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX, the second generation of our CorPath System. The CorPath GRX System is intended for use in the remote delivery and manipulation of guidewires and rapid exchange balloon stent catheters, and remote manipulation of guide catheters during PCI) procedures.

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

Installed CorPath Systems and Backlog

As of December 31, 2016, there were 42 CorPath Systems installed in hospitals across the U.S. and three installed at international locations. Physicians and their teams in these locations have received training and procedures are currently being performed. Currently these sites have between one to three primary physicians using the CorPath System. CAM’s visit installed sites regularly to support current users and also to expand usage to new targeted users.  At December 31, 2016, we had orders for three additional CorPath Systems which we had not yet shipped or installed.

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

We currently own a total of 62 patents and have 56 pending patent applications. Of these, we had 26 issued U.S. patents and 33 pending U.S. patent applications and 36 granted foreign patents and 23 pending foreign applications. The granted foreign patents are in France, Germany, Japan Italy, Israel, the Netherlands and the United Kingdom. The pending applications are in China, Europe (through applications filed in the European Patent Office), India and Japan. Additionally, there are three Patent Cooperation Treaty applications pending. Our granted patents begin expiring in 2018, and continue to expire through 2030.

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

We also market and sell our products through certain distributor relationships. We continue to sell products through our former exclusive worldwide distributor, Philips Medical Systems Nederland B.V., although our distribution agreement entered into in 2010 has expired. We also entered into a distributor relationship with Alliant Enterprises, LLC who assists us in working with U.S. Department of Veterans Affairs hospitals. On February 15, 2017, we announced the signing of a strategic distribution agreement with Japan Medicalnext Co., Ltd., a wholly-owned entity of MC Healthcare, Inc., (subsidiary of Mitsubishi Corporation) and prominent supplier of medical devices in Japan. Pursuant to the agreement, Japan Medicalnext became the exclusive distributor of our products in Japan.

Physician Benefits

The cath lab is a hazardous work environment where interventional cardiologists are exposed to radiation on a daily basis. Physicians face two significant risks in the cath lab: damaging radiation exposure despite the use of heavy lead protective aprons and orthopedic strain due to wearing such protective garments while working in ergonomically compromising positions. The International Agency for Research on Cancer (part of the World Health Organization) and the U.S. Environmental Protection Agency independently recognize that ionizing radiation, such as x–rays, can cause cancer and have classified such radiation as a “known carcinogen.” The primary method recommended to partially protect oneself from radiation exposure in the cath lab environment entails wearing more than 20 pounds of lead while leaning over a patient’s table, which leads to interventionalist disc disease of the spine as well as knee, hip and neck injuries. Our CorPath System can limit these risks as evidenced by the results from our PRECISE Study, which demonstrated a 95.2% reduction in exposure to radiation obviating the need to wear lead during the procedure.

Clinical Benefits for Patients

Although more than 940,000 PCI procedures are performed annually in the U.S., interventionalists continue to face challenges of poorly selected or misplaced stents. Currently, PCI procedures are performed by interventional cardiologists who approximate lesion length using techniques of subjective visual estimation and tactile feel to position the stent. Published data from the Impact of Stent Deployment Procedural Factors on Long-Term Effectiveness and Safety of Sirolimus-Eluting Stents (“STLLR”) trial in 2008, a study designed to specifically examine PCI stent placement accuracy, showed that nearly 50% of coronary stent placements are not accurately positioned within the lesion using this technique. The clinical impact of longitudinal geographic miss includes complications such as re-occlusion that compels repeat intervention. The CorPath System presents a new option to interventional cardiologists with the potential to optimize clinical outcomes by providing enhanced visualization, precise anatomical measurement and improved control for optimal stent positioning. Using the CorPath System, physicians can (i) consistently measure the anatomy with sub-millimeter accuracy, helping them to choose the correct stent for each patient, (ii) move the guidewire straight into the vessel at the proper angle, potentially leading to a shortened procedure for the patient, (iii) view an enhanced, close-up view of the patient’s vessels and arteries for the entire procedure and (iv) hold the guidewire and balloon/stent in place during device deployment, helping to ensure no unintended wire/device movements during the procedure which could adversely affect the patient.

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

Cath lab patient volume has decreased over the past several years leading to increased competition for patients. Recent data has shown that sites that adopt robotic-assisted surgical procedures, such as prostatectomy, have been able to attract increased patient volumes. Similarly, by using the CorPath System to promote technological leadership in the field of advanced robotics, hospitals can more easily attract and retain physicians while also increasing patient volume.

Customers purchasing our elective Continuity Support program have access to our valuable CorPath Hospital Marketing Program. This broad-based program is a tool kit designed to assist our customer hospitals in launching their own CorPath Vascular Robotic Program using the CorPath System as a tool to market the hospital’s quality and commitment to patient care and innovation. The tool kit contains both the programmatic and content elements designed to (i) plan, initiate, and execute public relations and outreach campaigns, (ii) influence and change referral patterns to improve market share in the hospital’s catchment area, (iii) promote the benefits of our innovative robotic technology to hospital personnel and patients, and (iv) develop substantial community awareness of the technology and the physicians employing it.

Product Acquisition Models

Our typical hospital customer purchases the CorPath System through the hospital’s capital equipment process and subsequently purchases CorPath Cassettes on an as-needed basis. We have introduced a program for our customers to finance their purchase and are able to seamlessly facilitate a lease or rental for our customers with a third-party financing company. We have also provided a limited number of strategic CUPs, which allow customers to use the CorPath System free of charge in exchange for paying a premium price for the consumables. As of December 31, 2016, we have ten CUPs, which expire at various dates through December 2018. Our revenues recognized under the CUPs were 36.8% and 21.9% for the years ended December 31, 2015 and 2016, respectively, of total revenues from the sale of consumables and 9.1% and 4.9% of our total revenues for the years ended December 31, 2015 and 2016, respectively.

Competition

We currently do not face any direct competition for robotic-assisted PCI as the CorPath System is the only FDA-cleared device for this indication. We have some indirect competition in regard to other interventional procedures. There are three companies that make vascular robotic systems for electrophysiology procedures; Hansen Medical, Catheter Precision and Stereotaxis. Hansen Medical, which was acquired by Auris Surgical Robotics i 2016, also has a system used for peripheral vascular procedures.  If the indications for use of the CorPath System expand in the future, they may become a direct competitor for those procedures.  Our primary focus today is on converting customers from the traditional manual PCI procedure to the CorPath System PCI procedure.

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

Manufacturing of Our Products

The CorPath System and CorPath Cassettes are manufactured in accordance with the FDA’s Current Good Manufacturing Practices (“CGMPs”) for medical devices. Our product was initially cleared by the FDA in 2012 for commercial sale using the 510(k) process while our second generation CorPath GRX was cleared in 2016, and our Waltham, Massachusetts facility is registered with the FDA as the place of manufacture for both of these systems.

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

While not anticipated, future FDA inspections and Notified Body (in the EU) audits may identify compliance issues at our facilities that may potentially disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a device or failure to comply with applicable requirements may result in restrictions on manufacturing and distribution of the device, including withdrawal/recall of the device from the market, or FDA-initiated or judicial action that could delay or prohibit further marketing. Newly identified safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and/or contraindications, and also may require the implementation of other risk management measures.

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

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the U.S. have similar regulations to which we would be subject. Our manufacturing processes are required to comply with the FDA’s cGMP requirements contained in its QSR and associated regulations and guidance. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping, installation and service of a company’s products. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer; or Untitled Letters, which are used for less serious violations that may not rise to the level of regulatory significance. These enforcement actions could include legal actions, including fines and total shutdown of production facilities, seizure of product, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product. In the U.S., routine FDA inspections usually occur every two years, and may occur more often for cause.

We intend to submit 510(k) applications for our next generation devices and for any new indications for use of our existing products. The applications may rely upon published literature and/or the findings of safety and effectiveness based on pre-clinical or clinical studies conducted for an approved or cleared product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product or for new claims for the cleared product.

Foreign Medical Device Regulation

In order for us to market our products in other countries, we must comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals, clearance or grant of CE Certificates and Declaration of Conformity and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance or CE Certificates of Conformity (or equivalent) in any foreign country in which we plan to market our products, including obtaining PMDA approval in Japan, may harm our ability to generate revenue and harm our business.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), was signed into law and makes changes significantly impacting healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to any Americans who are currently uninsured. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers are required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. Under this provision, we have incurred an excise tax of approximately $104,000 cumulatively through December 31, 2015 which is reflected in our operating expenses. At the present time the excise tax is suspended due to the operation of a provision in the Consolidated Appropriations Act of 2016, signed into law on December 18, 2015 but that two-year suspension period ends on December 31, 2017. At the present time, there is no guarantee that the excise tax will continue to be suspended by congressional action after this two-year moratorium ends, or that any provisions of the PPACA will continue to exist in their current form.

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

Properties

Our principal offices and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. On October 24, 2012, Corindus, Inc. entered into a lease with Beaver Group, LLC for a term of approximately five years for 26,402 square feet of office and manufacturing space (the “Lease”). During October 2016, the Lease was extended for an additional three years ending on January 31, 2021 (“Extended Lease”). Over the term of the Extended Lease, we pay an average monthly cost of $53,000 of base rent, excluding common area fees, taxes and insurance. Our management believes that the leased premises are suitable and adequate to meet current needs.

Employees

As of March 8, 2017, we have 92 full-time employees. Additionally, from time to time, we hire temporary or contract employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

Subsidiaries

Our subsidiaries are Corindus, Inc., which is our operating company, and Corindus Security Corporation, which holds and invests the proceeds of the issuance of certain securities.

Corporate Information

We are a Delaware corporation. Our corporate headquarters and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. Our telephone number is 508-653-3335 and our fax number is 508-653-3355. We maintain a website at http://www.corindus.com.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our Internet website as soon as is reasonably practicable after they are filed or furnished with the SEC. Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our Internet website. The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to David Long, Chief Financial Officer, at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. Our Internet website and the information contained on it or connected to it are not part of, nor incorporated by, reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

We have incurred recurring net losses, including net losses of approximately $28.8 million and $33.1 million for the years ended December 31, 2015 and December 31, 2016, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $146.7 million. We have generated limited revenue and have funded our operations to date primarily from sales of capital stock and debt. We expect to incur substantial additional losses over the next few years primarily related to our research and development and commercialization activities. As a result, we may never achieve or maintain profitability unless we successfully commercialize our CorPath System. If we are unable to make required payments under any of our obligations for any reason, our creditors may take actions to collect their debts, including foreclosing on our intellectual property that collateralizes our obligations. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

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

We have funded operations primarily through the issuance of capital stock and debt. As of December 31, 2016, we had an accumulated deficit of approximately $146.7 million. On May 28, 2015, our Company completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for proceeds of $44.4 million, net of underwriting discounts, commissions and other offering costs. As of December 31, 2016, we had approximately $9.2 million in cash and cash equivalents. In March 2017, we completed a private placement of 68,055,700 shares of our common stock at $0.6616 per share in exchange for gross proceeds of approximately $45 million, before deducting offering expenses.  In order to carry out our business and implement our strategy in the future, we anticipate that we will need to obtain additional financing from time to time through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

We currently owe approximately $3.8 million under a loan agreement and we can give no assurance that we will be able to satisfy our obligations under the loan agreement at the maturity date.

On June 11, 2014, we entered into a Loan and Security Agreement pursuant to which the lender agreed to make an aggregate of approximately $10 million available to us under two $5 million secured promissory notes (the “Secured Promissory Notes”). The initial note for approximately $5 million was made on June 11, 2014 (the “Initial Note”) and the second note for approximately $5 million was made on December 31, 2014 (the “Second Note”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%. The Secured Promissory Notes include additional interest payments of $125 thousand each due no later than October 1, 2017, which is accreted over the term of the loans. The Secured Promissory Notes mature during 2017.  There is no assurance that we will have the funds available to meet our principal and interest payment obligations under the Secured Promissory Notes or that we will be able to satisfy covenants or other obligations under the Secured Promissory Notes. Our covenants under the loan arrangement include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales, and share repurchases and other restricted payments, subject to certain exceptions. The arrangement also includes financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement.

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

Because we have incurred losses to date, we have not recorded any income tax provision thus far. At December 31, 2016, we had U.S. federal and state net operating loss carryforwards of approximately $114.4 million and $70.5 million, respectively, that can be carried forward and offset against future taxable income. These federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will begin to expire in 2023.

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

During 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second-generation of the CorPath System. We commercially introduced our CorPath GRX System in January 2017, and expect that sales of our CorPath GRX System will account for the majority of our revenue for the foreseeable future. Because of its recent commercial introduction, the CorPath GRX System has limited product and brand recognition. Demand for our original CorPath System had not increased as quickly as we expected and we do not know if we will be successful over the long term in generating increased demand for the use of our products. Failure of our CorPath GRX System to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

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

The CorPath System is a new technology that represents a fundamentally new way of performing PCI procedures; however, it competes with established treatment options for PCI procedures. Achieving physician, patient and third-party payor acceptance of the CorPath System as a preferred method of performing vascular procedures will be crucial to our success. If our products fail to achieve market acceptance, hospital customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that acceptance by hospitals, physicians and third-party payors regarding the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing PCI techniques. Even though we have proven the effectiveness of our products through clinical trials, physicians may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional PCI techniques simply because it is already widely accepted. In addition, physicians may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives. We expect that there will be a learning process involved for physicians and their surgical teams to become proficient in the use of our products. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train physicians and their surgical teams in numbers sufficient to generate adequate demand for our products.

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

Currently, our only users are interventional cardiologists in PCI procedures. We are dependent on our ability to expand our technology platform and sell our products to other vascular markets in the future, including peripheral, vascular, neurointerventional and other more complex cardiac interventions such as structural heart. The techniques used in our procedure are similar to those used by not only our current user base of interventional cardiologists, but also to those used by other specialists who are generally trained in interventional techniques. Our revenue growth will depend on our ability to obtain approval to sell our CorPath System into these other markets and to sell our products to their physicians and their affiliated hospitals. In October 2015, we announced that we had received 510(k) clearance from the FDA for our robotic-assisted CorPath System to be used during percutaneous coronary interventions performed via radial access, and on March 29, 2016, we announced that we had received 510(k) clearance from the FDA for our robotic-assisted CorPath System for use in peripheral vascular interventions. In October 2016, we announced that we had received 510(k) clearance from the FDA for the CorPath GRX, the second generation of our CorPath System.  Convincing physicians to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot provide any assurance that we will be successful in these efforts. In addition, we do not have significant experience in selling our products to other specialists. They may require, among other things, additional clinical evidence supporting patient and physician benefits, training in a manner to which we are not accustomed or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to expand into other markets, growth of our sales will be limited and our revenue will be adversely impacted.

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

We are highly dependent upon consumer acceptance of the safety, efficacy and quality of our products. Consumer acceptance of a product can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or to any of our products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that may question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates the use of our product with adverse effects, or that questions the benefits of our product or a similar product, or that claims that our products are ineffective or unsafe, could reduce market acceptance of our products and could result in decreased product demand and could have a material adverse effect on our business, reputation, financial condition or results of operations.

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

We depend on limited or single source suppliers for certain key components and limited vendors for certain services used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Any of these limited or single source suppliers or vendors could stop producing or supplying our components or stop performing services used to manufacture our products, cease operations or be acquired by, or enter into exclusive arrangements with, one or more potential competitors. As a result, these suppliers and vendors could stop providing components or services to us at commercially reasonable prices, or at all. Because there are a limited number of suppliers and vendors that manufacture the components and provide the services used to manufacture our products, it may be difficult to quickly identify alternate suppliers or vendors or to qualify alternative components or services on commercially reasonable terms, and our ability to satisfy customer demand may be adversely affected, which could result a substantial loss of revenue.

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

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease.  As we grow our business outside of the U.S., we will be subject to additional, complex data security obligations.  Compliance with these obligations may be costly and failure to comply may materially harm our business.

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

As of December 31, 2016, our sales force consisted of 9 and 11 regional sales managers and clinical account managers, respectively. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products.

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

To date, we have primarily marketed our CorPath System domestically in the United States. Over the long term, we intend to grow our business internationally, and to do so we will need to attract distributors or expand our sales operations to effectively sell our CorPath System internationally. Distributors may not commit the necessary resources to market and sell our CorPath System in accordance with our expectations. If future distributors do not perform adequately, or we are unable to locate distributors for particular geographic areas, we may not realize expected long term international revenue growth. International sales are subject to a number of risks, including:

●	varying coverage and reimbursement processes and procedures;
●	difficulties in staffing and managing foreign operations;
●	reduced protection for intellectual property rights in some countries;
●	export restrictions, trade regulations and foreign tax laws;
●	fluctuating foreign currency exchange rates;
●	foreign certification and regulatory requirements;
●	lengthy payment cycles and difficulty in collecting accounts receivable;
●	customs clearance and shipping delays;
●	legal and regulatory requirements related to anti-bribery laws in foreign jurisdictions, as well as in relation to the U.S. Foreign Corrupt Practices Act (FCPA);
●	political and economic instability; and
●	preference for locally produced products.

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

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time consuming and can divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our CorPath System, any of which would have a material adverse effect on our business, results of operations and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our CorPath System unless we can obtain a license to use technology or ideas covered by such patents or are able to redesign our CorPath System to avoid infringement. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all, or whether we could redesign our CorPath System or processes to avoid infringement.

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

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions, among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers, regardless of whether the companies are profitable. Beginning in 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Under this provision, we have paid an excise tax of approximately $0.1 million through December 31, 2015, which tax is reflected in our operating expenses. Though there are some exceptions to the excise tax, this excise tax applies to all or most of our products sold within the U.S. At the present time the excise tax is suspended due to the operation of a provision in the Consolidated Appropriations Act of 2016, signed into law on December 18, 2015 but that two-year suspension period ends on December 31, 2017. At the present time, there is no guarantee that the excise tax will continue to be suspended by congressional action after this two-year moratorium ends, or that any provisions of the PPACA will continue to exist in their current form. The PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump administration has made repeal of the PPACA a priority.  One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. On January 11, 2017, the Senate voted to approve a “budget blueprint” allowing Republicans to repeal parts of the law while avoiding Democrat filibuster.  The “Obamacare Repeal Resolution” passed 51-48.  Efforts to repeal the PPACA continue although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like.  For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance market.  Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump administration has made repeal of the PPACA a priority.  One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. On January 11, 2017, the Senate voted to approve a “budget blueprint” allowing Republicans to repeal parts of the law while avoiding Democrat filibuster.  The “Obamacare Repeal Resolution” passed 51-48.  Efforts to repeal the PPACA continue although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like.  For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance market.

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

We are subject to federal and state laws governing our business practices which, if violated, could result in substantial civil and criminal penalties. Additionally, challenges to or investigations of our practices could cause adverse publicity and be costly to respond to and could otherwise harm our business.

The Medicare and Medicaid anti-kickback laws, and similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government or a whistleblower may assert that a claim (including items or services resulting from a violation of the federal anti-kickback statute) constitutes a false or fraudulent claim for purposes of the false claims act. These laws may affect our sales, marketing and other contractual and promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws can result in civil and criminal penalties, which can be substantial and include exclusion from government healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and other healthcare providers. Such information must be made publicly available in a searchable format. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of approximately $0.2 million per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Device manufacturers were required to begin collecting data on August 1, 2013 and were required to submit reports to the Centers for Medicare & Medicaid Services (“CMS”) by March 31, 2014 and the 90th day of each subsequent calendar year. We submitted our report due March 31, 2014 in a timely manner and continue to be in compliance with this reporting requirement.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states mandate implementation of corporate compliance programs to ensure compliance with these laws, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting corporate compliance environment, and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that we may be found out of compliance of one or more of the requirements, subjecting us to significant civil monetary penalties.

Compliance with complex foreign and U.S. laws and regulations that apply to our potential international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the U.S. and/or abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. There can be no assurance that our policies and procedures are sufficient to ensure compliance with these laws or that our employees, contractors or agents will not violate our policies and procedures.

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

Our products and operations are subject to extensive regulation in the U.S. by the FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our Class II products for use in the U.S., we must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”). In October 2015, we announced that we had received 510(k) clearance from the FDA for our robotic-assisted CorPath System to be used during PCI procedures performed via radial access, and on March 29, 2016, we announced that we had received 510(k) clearance from the FDA for our robotic-assisted CorPath System for use in peripheral vascular interventions. In October 2016, we announced that we had received 510(k) clearance from the FDA for the CorPath GRX, the second generation of the CorPath System. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status or to a device that was reclassified from Class III to Class II or Class I (those are referred to as predicate devices). If we significantly modify our products after they receive FDA clearance, or seek to market them for additional indications for use, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”) for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a predicate device, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, any of which could delay or preclude our sale of new products in the U.S. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission.

Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms through the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect both pre- and post-approval medical device regulation. Most recently, FDA has been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if one of our products is considered to be susceptible to third-party tampering.  In August 2016, the FDA released its proposals for reforming long-standing procedures and requirements related to modifications to medical devices already on the market. In December 2016, Congress passed the 21st Century Cures Act, which makes multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and Congress is expected to pass another large piece of legislation related to medical devices during 2017 (the Medical Device User Fee reauthorization package) that could have certain impacts on our business.  Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k) submission. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended uses of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

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

In order for us to market our products in other countries, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of our products. These regulations, including the requirements for approvals, clearance or grant of Conformité Européenne (“CE”) Certificates of Conformity, PMDA approval in Japan, and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance or CE Certificates of Conformity (or equivalent) in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business. Approval and CE marking procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval or CE Certificate of Conformity in other countries might differ from that required to obtain FDA clearance. The regulatory approval or CE marking process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval or the CE marking of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval or a CE Certificate of Conformity in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval or a CE Certificate of Conformity in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.

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

There are a number of federal and state laws in the United States protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules and security standards under the Health Insurance Portability and Accountability Act of 1996 and the HITECH Act of 2009 (collectively, "HIPAA"), which expanded the application of those rules and added breach notification requirements. These privacy rules protect medical records and other patient health information by limiting their use and disclosure.  HIPAA also gives individuals the right to access, amend and seek accounting of their own health information and limits most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose of the use or disclosure. HIPAA does not apply to us, but it imposes significant restrictions on our customers and their ability to share patient information with us.  Our failure to structure interactions with our physician customers in a HIPAA compliant manner may result in significant penalties to our customers and harm to our business.

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

Our common stock was approved for listing on the NYSE MKT and commenced trading on May 29, 2015 under the symbol “CVRS.” Our common stock is currently trading at a price of less than $2.00 per share. We currently meet the continued listing standards of NYSE MKT. However, we cannot assure you that we will be able to continue to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the NYSE MKT. Our failure to continue to meet these requirements may result in our common stock being delisted from the NYSE MKT. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

We are an “emerging growth company” as defined in the JOBS Act and are currently able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are currently an “emerging growth company” as defined in the JOBS Act, and will remain an emerging growth company until December 31, 2017, at which time we will cease to be able to avail ourselves of reduced disclosure requirements. For as long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies, including:

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

Provisions in our certificate of incorporation and by-laws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to our board of directors;
●	limit who may call stockholder meetings;
●	prohibit actions by our stockholders by written consent;
●	require that stockholder actions be effected at a duly called stockholders meeting;

●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or by-laws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a manner prescribed by the statute.

Insiders have substantial control over the outstanding shares of the Company’s common stock and could delay or prevent a change in corporate control, including a transaction in which the Company’s stockholders could sell or exchange their shares for a premium.

As of the filing of this Annual Report, our directors and executive officers beneficially own an aggregate of approximately 40% of our outstanding shares of common stock. As a result, our directors and executive officers, if acting together, may have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons acting together may have the ability to control our management and business affairs. Accordingly, this concentration of ownership may harm the value of our common stock by:

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

Our management devotes substantial time to our compliance with regulations and we incur significant costs as a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NYSE MKT have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives and we anticipate that such efforts will continue, particularly as we cease to be able to avail ourselves of the reduced disclosure requirements available to emerging growth companies. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

In particular, the Sarbanes-Oxley Act and rules subsequently implemented by the Commission impose various requirements on public companies with respect to corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm, to report on the effectiveness of our internal control over financial reporting.

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

Our principal offices and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. On October 24, 2012, Corindus, Inc. entered into a lease with Beaver Group, LLC for a term of approximately five years for 26,402 square feet of office and manufacturing space (the “Lease”). In October 2016, the Lease term was extended for an additional three years ending on January 31, 2021 (“Extended Lease”). Over the term of the Extended Lease, we pay an average monthly cost of $53 thousand of base rent, excluding common area fees, taxes and insurance. Our management believes that the leased premises are suitable and adequate to meet current needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since May 29, 2015, our common stock has been listed on the NYSE MKT under the symbol “CVRS.” Prior to that time, our common stock was quoted on the OTCQB.

The following table sets forth the high and low sales prices of our common stock as reported by the NYSE MKT, and the high and low bid information of our common stock as reported on the OTCQB, as applicable, for each quarter in the fiscal years ended December 31, 2016 and 2015:

	High	Low

2016
Fourth Quarter	$1.23	$0.56
Third Quarter	$1.80	$1.04
Second Quarter	$1.71	$0.87
First Quarter	$3.28	$0.73

2015
Fourth Quarter	$3.50	$2.50
Third Quarter	$4.31	$2.90
Second Quarter	$4.58	$3.36
First Quarter	$4.25	$4.00

The over-the-counter market quotations from January 1, 2015 to May 28, 2015 reflect inter-dealer prices, without retail mark-up, mark-down or commission. The high and low bid prices do not necessarily represent actual transactions.

On March 8, 2017, the closing price of a share of our common stock on NYSE MKT was $1.09.

Stockholders

As of March 8, 2017, there were 119,025,221 shares of common stock outstanding, which were held by approximately 114 record holders.

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

Comparative Stock Performance

 The following line graph compares cumulative total shareholder return for the period beginning August 18, 2014 and ended December 31, 2016 for (i) our common stock; (ii) NASDAQ Medical Equipment Index; and (iii) NASDAQ Stock Market. The graph assumes $100 invested on August 18, 2014 and includes reinvestment of dividends. Measurement points are August 18, 2014 and the last trading day of the fiscal years ended December 31, 2014, 2015 and 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The information under the caption “Comparative Stock Performance” above is not deemed to be “filed” as part of this Annual Report, and is not subject to the liability provisions of Section 18 of the Securities Exchange Act of 1934. Such information will not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 unless we explicitly incorporate it into such a filing at the time.

Unregistered Sales of Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2016, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our registered equity securities.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 and historical balance sheet data as of December 31, 2012, 2013, 2014, 2015 and 2016, have been derived from our consolidated financial statements. The selected consolidated financial data included below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Fiscal Year Ended December 31,
	2012	2013	2014	2015	2016

Consolidated Statements of Operations Data:	(in thousands, except share and per share amounts)

Revenue	$202	$896	$2,983	$2,729	$2,842
Cost of goods sold	833	2,430	4,904	3,724	5,042
Gross (loss)	(631)	(1,534)	(1,921)	(995)	(2,200)
Operating expenses:
Research and development	4,171	4,793	6,607	10,033	10,313
Selling, general and administrative	4,503	8,221	13,002	16,143	19,564
Restructuring charges	—	—	175	—	—
Total operating expenses	8,674	13,014	19,784	26,176	29,877
Operating loss	(9,305)	(14,548)	(21,705)	(27,171)	(32,077)
Other income (expense):
Warrant revaluation	(392)	(171)	(2,421)	—	—
Interest and other income (expense)	6	28	(415)	(1,592)	(1,001)
Total other expense, net	(386)	(143)	(2,836)	(1,592)	(1,001)
Net loss	$(9,691)	$(14,691)	$(24,541)	$(28,763)	$(33,078)
Net loss per share, basic and diluted (1)	$(0.13)	$(0.20)	$(0.29)	$(0.25)	$(0.28)
Weighted average number of common shares outstanding	73,360,162	73,360,259	84,990,198	113,254,925	119,019,700

(1) Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

	As of December 31,
	2012	2013	2014	2015	2016

Consolidated Balance Sheet Data:	(in thousands)

Cash, cash equivalents and marketable securities	$25,536	$9,845	$28,526	$42,666	$9,183
Total assets	$28,705	$14,768	$32,836	$47,139	$13,013
Long-term debt, net of current portion	$—	$—	$7,594	$3,673	$—
Total liabilities	$4,293	$4,728	$13,054	$11,292	$8,943
Working capital	$25,858	$11,387	$26,231	$37,993	$3,048
Accumulated deficit	$(45,645)	$(60,336)	$(84,877)	$(113,640)	$(146,718)
Total stockholders’ (deficit) equity	$(24,112)	$(10,040)	$19,782	$35,847	$4,070

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath System”). Our first and current products, the CorPath 200  and CorPath GRX Systems, are the only vascular robotic systems cleared by the FDA to bring precision and accuracy to stent placement in PCI procedures. During the procedure, the interventional cardiologist sits at a radiation-shielded interventional cockpit to advance stents and guidewires with millimeter-by-millimeter precision. The interventional cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex PCI procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual PCI procedures. We initially targeted and were cleared by the FDA for PCI procedures; subsequently we were cleared by the FDA for Peripheral indications and, during 2016, we were cleared by the FDA for our second generation system, the CorPath GRX. We will continue to invest in developing capabilities to address these markets and believe that our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of December 31, 2016, we have installed 45 CorPath Systems, including three CorPath Systems in hospitals outside of the U.S.

On February 28, 2017, we entered into the Purchase Agreement with multiple investors relating to the issuance and sale of share of our common stock in a private placement.  At the closing of the private placement on March 15, 2017, we sold an aggregate of 68,055,700 shares of common stock at $0.6616 per share for an aggregate gross purchase price of approximately $45 million, before deducting offering expenses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, assumptions used in the valuation of stock-based awards, and valuation allowances against deferred income tax assets. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We currently sell our CorPath Systems directly to customers primarily through our internal sales force and to a lesser extent through distributors where we seek opportunities. We will continue to sell CorPath Systems through Philips under a non-exclusive arrangement under mutually agreeable terms on a sale by sale basis until such time we either execute a new distribution arrangement with Philips or we no longer do business with Philips. There is no assurance that we will enter into a new distribution arrangement with Philips or on terms acceptable to us. We also sell through other distributors through purchase orders. On February 9, 2017, we executed a distributor agreement with Japan Medicalnext Co. Ltd., a wholly-owned entity of MC Healthcare (subsidiary of Mitsubishi Corporation), in which Japan Medicalnext became the exclusive distributor of Corindus products in Japan. We expect to enter into contracts with other distributors in the future.

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

We sell basic and premium service plans to extend our initial warranty period and provide component upgrades in the event of technological or physical obsolescence. Revenue is allocated based on our best estimate of the selling price of each service. Extended warranty revenue is recognized on a straight-line basis over the life of the service contract.  Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we may sell products together with service contracts. If a revenue arrangement contains an undelivered element, such as a specified upgrade, revenues are deferred until delivery is complete.

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

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees as an expense in the consolidated statements of operations over the requisite service or performance period based on a measurement of fair value for each stock award. Stock-based compensation is charged to the respective line items in our statements of operations to which the employee’s services are classified. Compensation costs on awards with both performance and service-based vesting are recorded when it becomes probable that the performance condition and requisite service will be met. Compensation costs associated with stock-based awards to non-employees are measured at fair value on the date of grant and re-measured at the fair value on the date the awards vest and for those awards that have not vested at the end of each reporting period. We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of the awards. The key assumptions in the Black-Scholes Model include an estimate of the volatility of our stock, the risk-free interest rate, and the expected period the stock option will be exercised over and a key assumption in stock-based compensation expense recognition is the estimated forfeiture rate.

Prior to the Acquisition, the fair value of the common stock for purposes of equity incentive awards was determined by our Board of Directors after considering a broad range of factors, including the results obtained from an independent third-party valuation, the illiquid nature of an investment in our common stock, our historical financial performance and financial position, our future prospects and opportunity for liquidity events, and recent sale and offer prices of common and preferred stock in private transactions negotiated at arm’s length. Subsequent to the Acquisition, the fair value of our common stock is based on the trading of our stock on the OTCQB and NYSE MKT, as applicable.

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

Other Income (Expense)

Other income (expense) represents changes in the 2014 warrant revaluation driven by changes in fair value of the underlying redeemable convertible preferred stock into which the warrants were exercisable, as well as interest expense on borrowings under the Company’s Loan and Security Agreement, accretion of discounts and amortization of premiums on available-for-sale marketable securities, and interest income.

Results of Operations

Discussion of Year Ended December 31, 2015 compared to Year Ended December 31, 2016:

	Year Ended December 31,
	2015	2016	Change
	(In thousands)
Revenue	$2,729	$2,842	$113
Cost of revenue	3,724	5,042	1,318
Gross loss	(995)	(2,200)	(1,205)
Operating expenses:
Research and development	10,033	10,313	280
Selling, general and administrative	16,143	19,564	3,421
Total operating expenses	26,176	29,877	3,701
Operating loss	(27,171)	(32,077)	(4,906)
Other income (expense):
Interest and other income (expense)	(1,592)	(1,001)	591
Total other expense, net	(1,592)	(1,001)	591
Net loss	$(28,763)	$(33,078)	$(4,315)

Revenue

Revenue increased from approximately $2.7 million for the year ended December 31, 2015 to approximately $2.8 million for the year ended December 31, 2016 due primarily to an increase in service revenue. Our revenue associated with CorPath System sales decreased from $1.8 million for the year ended December 31, 2015 to $1.5 million for the year ended December 31, 2016. We sold eight and seven CorPath Systems during the years ended December 31, 2015 and 2016, respectively, and our average selling price increased by 51% from the year ended December 31, 2015 to the year ended December 31, 2016. The decline in revenue for 2016 despite the increase in the sales price related to the deferral of revenue on two systems in 2016 due to undelivered elements for specified upgrade rights. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force. In 2016, we sold two systems in the first quarter, zero in the second quarter, one in the third quarter, and four in the fourth quarter. Additionally, we expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue from CorPath Cassettes and accessories, which represent our sale of consumables, decreased from $0.7 million for the year ended December 31, 2015 to $0.6 million for the year ended December 31, 2016 due to a decline in volume. The volume and average price of our CorPath Cassettes decreased by 65 units and increased by 0.6%, respectively, from the year ended December 31, 2015 to the year ended December 31, 2016. Revenues under our CUPs represented 36.8% and 21.9% for the year ended December 31, 2015 and 2016, respectively, of our total revenues for the sale of consumables.

Our revenue associated with services performed increased from $0.3 million for the year ended December 31, 2015 to $0.7 million for the year ended December 31, 2016. The increase relates to revenue recognized under the terms of outstanding service agreements and an increase in service projects performed for the year ended December 31, 2016. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the Company’s commercialization and the price of the CorPath System relative to consumables, customers that purchase a system in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from approximately $3.7 million for the year ended December 31, 2015 to approximately $5.0 million for the year ended December 31, 2016. Cost of revenues for both the year ended December 31, 2015 and December 31, 2016 included the effect of under-utilization of our production facilities.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At our current volumes, our cost to manufacture CorPath Systems is approximately $0.4 million and the cost to manufacture CorPath Cassettes averages approximately $2 thousand per cassette. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Loss

Gross loss increased from approximately $1.0 million for the year ended December 31, 2015 to approximately $2.2 million for the year ended December 31, 2016 based on the changes in revenue and cost of revenue as discussed above. We have not generated enough sales volume of CorPath Systems to offset our manufacturing costs including the effect of the under-utilization of our production facility and have generated a gross loss.

Research and Development

Research and development expenses increased from approximately $10.0 million for the year ended December 31, 2015 to approximately $10.3 million for the year ended December 31, 2016. This increase of $0.3 million is primarily due to increased compensation expense of $0.6 million, increased support from other departments of $0.1 million, and incremental stock-based compensation of $0.1 million for the year ended December 31, 2016, partially offset by decreases in purchasing of prototype material of $0.3 million and reduced spending on consultants and subcontractors of $0.2 million.

Selling, General and Administrative

Selling, general and administrative expenses increased from approximately $16.1 million for the year ended December 31, 2015 to approximately $19.6 million for the year ended December 31, 2016. This increase of $3.5 million is primarily due to incremental stock-based compensation expense of $1.8 million, increased sales salaries and commissions of $1.1 million, incremental costs of $0.7 associated with the transition of the Company’s former Chief Executive Officer that was completed in March 2016, and increased travel expenses of $0.4 million, partially offset by a reduction in marketing program costs of $0.4 million and recruiting costs of $0.2 million.

Other Expense, net

Other expense, net, decreased from approximately $1.6 million for the year ended December 31, 2015 to approximately $1.0 million for the year ended December 31, 2016. Other expense for both the year ended December 31, 2015 and December 31, 2016 was primarily the result of interest expense on borrowings under our Loan and Security Agreement (as defined below). The decrease in other expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to lower interest expense as a result of a reduction in our overall debt balance through contractual principal payments over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Discussion of Year Ended December 31, 2014 compared to Year Ended December 31, 2015

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

Gross Loss

Gross loss decreased from approximately $1.9 million for the year ended December 31, 2014 to approximately $1.0 million for the year ended December 31, 2015 based on the changes in revenue and cost of revenue as discussed above. We did not generate enough sales volume of CorPath Systems to offset our manufacturing costs including the effect of the under-utilization of our production facility and have generated a gross loss.

Research and Development

Research and development expenses increased from approximately $6.6 million for the year ended December 31, 2014 to approximately $10.0 million for the year ended December 31, 2015. This increase of $3.4 million was primarily due to investments in the development of the next generation CorPath System, including development of prototype systems, through a combination of incremental employee and consultant related costs, which increased by $1.9 million, and the purchase of prototype materials, which increased by $0.9 million.

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

On March 15, 2017, we closed on a private placement for the sale of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45.0 million, before deducting offering expenses.

We have incurred losses since inception and have funded our operations primarily through the issuance of capital stock and debt.  As of December 31, 2016, we had an accumulated deficit of $146.7 million, and borrowings outstanding of $3.8 million, all of which is contractually due within the next 12 months.

As of December 31, 2016, we had cash and cash equivalents of $9.2 million and working capital of $3.0 million.  We believe that these available resources, along with the financing discussed above, will be sufficient to meet our cash requirements for at least the next twelve months from March 15, 2017, including funding our anticipated losses and scheduled debt maturities.  Additionally, we are in compliance with our debt covenant requirements as of December 31, 2016, and expect to remain in compliance throughout 2017.  As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure.  We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional debt or equity offerings.  There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes. The Initial Note was made on June 11, 2014 (the “Initial Note”) and the Second Note was made on December 31, 2014 (the Second Note and, together with the Initial Note, the “Secured Promissory Notes”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan Agreement. The Loan Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement. Future principal payments under the borrowing arrangement as of December 31, 2016 are as follows (in thousands):

Year ending December 31:

2017	$3,606
$3,606

In summary, our cash flows were:

	Years Ended December 31,
	2014	2015	2016
	(In thousands)
Net cash used in operating activities	$(18,571)	$(27,856)	$(27,594)
Net cash provided by (used in) investing activities	$(122)	$(20,793)	$20,087
Net cash provided by (used in) financing activities	$37,374	$42,265	$(5,452)

Operating Activities

Cash used in operating activities was $27.6 million for the year ended December 31, 2016 compared to $27.9 million for the year ended December 31, 2015. The $0.3 million decrease in the use of cash was due primarily to the changes in working capital. Cash used for operating activities was primarily comprised of research and development activities related to the CorPath GRX and selling activities related to both the CorPath 200 and CorPath GRX in addition to general and administrative costs required to operate the Company.

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

Investing Activities

Cash provided by investing activities was $20.1 million for the year ended December 31, 2016 compared to $20.8 million used in investing activities for the year ended December 31, 2015. The cash generated from investing activities during 2016 was primarily the maturity of $20.6 million of available-for-sale securities while the use of funds in investing activities during 2015 was primarily due to purchases of available-for sale securities of $22.8 million from the proceeds of our May 2015 public offering.

Cash used in investing activities was $20.8 million for the year ended December 31, 2015 compared to $0.1 million for the year ended December 31, 2014. The increase in investing activities was primarily due to the use of $22.8 of the proceeds from our May 2015 public offering for purchases of marketable securities in 2015.

Financing Activities

Cash used in financing activities for the year ended December 31, 2016 was $5.5 million, which was primarily due to contractual payments on long-term debt and payments for the repurchase and retirement of common stock.

Cash provided by financing activities for the year ended December 31, 2015 was $42.3 million, which was primarily from the completion of our May 2015 public offering in which we issued 12,650,000 shares of our common stock at $3.80 per share in exchange for net proceeds of $44.4 million partially offset by $2.0 million of required principal payments on our long-term debt. Cash provided by financing activities for the year ended December 31, 2014 was primarily from the issuance of shares of our common stock in exchange for net proceeds of $27.5 million in connection with the sale of shares to a private investor and the private placement. We also borrowed $9.9 million, net, under the Loan Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31,2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period (In thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt, including estimated interest	$4,024	$4,024	$—	$—	$—
Building lease liability	2,530	586	1,889	55	—
Other operating lease liabilities	15	15	—	—	—
	$6,569	$4,625	$1,889	$55	$—

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter.  We adopted this standard at December 31, 2016 and concluded that substantial doubt about our ability to continue as a going concern does not exist.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which simplifies several aspects of accounting for share-based payment transactions. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. We are currently evaluating the impact of this update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. We are currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $9.2 million as of December 31, 2016. The cash and cash equivalents as of December 31, 2016 consists of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily in short term securities.

We pay interest on our outstanding long-term debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our long-term debt, including the current portion, was $3.8 million at December 31, 2016. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Long-Term Debt” to the consolidated financial statements for additional information regarding our outstanding long-term debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

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

Internal Control over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of senior management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2016.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit emerging growth companies, which we are, to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

MANAGEMENT

Directors and Executive Officers

The table below sets forth information about our directors and executive officers:

Name	Age	Position with the Company
Mark J. Toland	47	Chief Executive Officer, President and Director
David W. Long	46	Chief Financial Officer, Senior Vice President, Treasurer, Secretary
Stephen J. Lemaster	46	Chief Commercial Officer*
Jeffrey Lightcap (1)(2)	58	Chairman of the Board of Directors
Jeffrey Gold (1)(2)(3)	69	Director
Gerard Winkels	60	Director
Campbell Rogers, M.D. (3)	55	Director
Louis A. Cannon, M.D. (1)(2)(3)	58	Director

*	On October 10, 2016, Mr. Lemaster was appointed the Company’s Chief Commercial Officer.
(1)	Member of the Compensation Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Audit Committee

Business Experience

Mark J. Toland. Mark J. Toland was appointed as our President and Chief Executive Officer and a member of the Board of Directors effective March 7, 2016. On June 23, 2016, Mr. Toland was elected to serve as a Class III director until such time as he stands for election at the Company’s 2019 Annual Meeting of Stockholders. Mr. Toland joined Corindus from Boston Scientific, a global medical technology leader with a significant focus on cardiovascular solutions, where he most recently held the position of Senior Vice President, Corporate Accounts & Global Healthcare Solutions. From 1997 until joining Corindus, Mr. Toland led large divisional and corporate teams at Boston Scientific responsible for U.S. commercial sales and operations across multiple cardiovascular business segments, including Interventional Cardiology, Peripheral, Structural Heart, and Electrophysiology. Since 2015, Mr. Toland has served as a member of the Scientific Advisory Board of The International Society of Cardiovascular Translational Research, a non-profit organization founded in 2007 with a goal to expedite scientific discovery to clinical application (patients).  Mr. Toland earned a B.S. in Business Administration at University of Louisville, Louisville, Kentucky.  Mr. Toland's extensive knowledge of the cardiovascular technology space and his experience in bringing new technologies and devices to market makes him well-qualified to serve as the Company's President and Chief Executive Officer and a director.

David W. Long. David W. Long was initially appointed as our Chief Financial Officer, Senior Vice President, Treasurer and Secretary on August 12, 2014 and was re-elected and re-appointed to serve in the same capacities on April 30, 2015. From September 2011 to August 12, 2014, Mr. Long served as Chief Financial Officer and Vice President of Administration of Corindus, Inc. Prior to joining Corindus, Inc., Mr. Long served in positions as Vice President of Finance and Division Controller at Thermo Fisher Scientific Corporation from September 2004 to September 2011. Mr. Long earned his B.S. in Business Administration from the University of Massachusetts Lowell and his Masters in Government Administration from the University of Pennsylvania.  Mr. Long brings 20 years of financial experience with private and public companies, including International Rectifier Corporation, Polaroid Corporation and PPG Industries, making him well-qualified to serve as the Company's Chief Financial Officer.

Stephen J. Lemaster. Stephen J. Lemaster was appointed as our Chief Commercial Officer effective October 10, 2016.  Previously, from June 2014 to October 2016, Mr. Lemaster served as Global Vice President, Marketing of C.R. Bard, Inc. , a leading multinational developer, manufacturer and marketer of innovative, life-enhancing medical technologies. Mr. Lemaster also held senior sales and marketing leadership positions in the Peripheral and Interventional Cardiology space at ACIST Medical Systems and at Boston Scientific Corporation from 1997 to 2014.  Mr. Lemaster earned his B.A. at the University of Michigan, Ann Arbor, Michigan.  Mr. Lemaster's vast experience in the medical technology field coupled with his successful marketing career makes him well-qualified to serve as the Company's Chief Commercial Officer.

Jeffrey C. Lightcap. Jeffrey C. Lightcap was initially elected as a director on August 12, 2014. From March 2008 to August 12, 2014, Mr. Lightcap served as a director of Corindus, Inc. as an appointee of HealthCor, and he served as Chairman from April 12, 2012 to August 12, 2014. On June 23, 2016, Mr. Lightcap was elected to serve as a Class III director until such time as he stands for election at the Company’s 2019 Annual Meeting of Stockholders. Since October 2006, Mr. Lightcap has served as a Senior Managing Director at HealthCor Partners Management, LP, a leading growth equity investor in early and near commercial stage healthcare companies in the diagnostic, therapeutic, medtech and HCIT sectors. From 1997 to mid-2006, Mr. Lightcap was a Senior Managing Director at JLL Partners, a leading middle-market private equity firm. Prior to JLL Partners, Mr. Lightcap was a Managing Director at Merrill Lynch & Co., Inc. in charge of leverage buyout coverage for Merrill Lynch’s mergers and acquisitions group. Prior to joining Merrill Lynch, Mr. Lightcap was a Senior Vice President in the mergers and acquisitions group at Kidder, Peabody & Co. and briefly at Salomon Brothers. Mr. Lightcap currently serves as a director of the following companies: CareView Communications, Inc. (OTCQB: CRVW), a healthcare technology company; IASIS Healthcare Corporation, a privately-held company that owns and operates community focused hospitals in growing urban and suburban markets; Practice Partners in HealthCare, a privately-held company specializing in management and operation of ambulatory surgical centers; Paradigm Spine, LLC, a leader in the field of non-fusion, spinal implant technology; Heartflow, a company focused on the non-invasive diagnosis of coronary artery disease; and KellBenx, Inc., a prenatal diagnostic technology company. Mr. Lightcap received a B.E. in Mechanical Engineering from the State University of New York at Stony Brook in 1981 and in 1985 received an M.B.A. from the University of Chicago. Mr. Lightcap’s experience with fundraising in the private equity market and his leadership skills exhibited throughout his career make him well-qualified to serve as one of the Company’s directors.

Jeffrey G. Gold. Jeffrey G. Gold was initially elected as a director on August 12, 2014. From February 2011 to August 12, 2014, Mr. Gold served as a director of Corindus, Inc. On June 23, 2016, Mr. Gold was elected to serve as a Class II director until such time as he stands for election at the Company’s 2018 Annual Meeting of Stockholders. From March 2014 to January 2016, Mr. Gold served as President and Chief Executive Officer for Myoscience, Inc., an innovation-driven medical technology company based in Silicon Valley, California, dedicated to establishing their proprietary platform technology, Focused Cold Therapy,™ as the preeminent treatment for conditions involving nerves. He previously served as President and Chief Executive Officer of Velomedix Inc., a venture-backed company that developed a unique technology for rapidly inducing therapeutic hypothermia in patients undergoing severe acute cardiovascular events, such as heart attack and cardiac arrest. Prior to Velomedix, Mr. Gold was a Venture Partner for Longitude Capital where he focused on investments in medical devices. From 2001 to 2005, he was the Chief Executive Officer of CryoVascular Systems, a medical device company developing treatments for peripheral vascular disease. CryoVascular was acquired by Boston Scientific Corporation in 2005. From 1997 to 2000, Mr. Gold was the Chief Operating Officer and Executive Vice President of CardioThoracic Systems (NASDAQ: CTSI), a medical device company focused on developing products to enable off-pump open-heart surgery. CTSI was acquired by Guidant Corporation. Prior to CTSI, Mr. Gold spent 18 years with Cordis Corporation, now the primary cardiovascular device subsidiary of Johnson & Johnson, in a series of roles of increasing responsibility and scope. He was co-founder and President of Cordis Endovascular Systems, the subsidiary company that initially focused on the interventional neuroradiology and peripheral markets. Mr. Gold holds an MBA from the University of Florida and a B.S. in Engineering from Northeastern University and is a graduate of GE’s Manufacturing Management Program.  Mr. Gold's experience with medical technology companies and the venture capital market make him well-qualified to serve as one of the Company's directors.

Gerard Winkels. Gerard Winkels was initially elected as a director on August 12, 2014. Mr. Winkels served as a director of Corindus, Inc. as an appointee of Koninklijke Philips N.V. On June 23, 2016, Mr. Winkels was elected to serve as a Class I director until such time as he stands for election at the Company’s 2017 Annual Meeting of Stockholders. Mr. Winkels is currently the VP GM of Image Guided Therapy BI at Philips HealthTech, leading a Business Innovation group chartered to develop/acquire a portfolio of procedure innovations with smart instruments in Interventional Cardiology. Mr. Winkels has been with Philips Healthcare for over 30 years in various marketing, product management and leadership roles including MR/CT lead for Europe and GM Electrophysiology. Mr. Winkels received his M.S. in Physics from the University of Utrecht in 1983.  Mr. Winkels has proven experience in both upstream (leading innovation, establishing vision, finalizing projects, building strategies) and downstream (communicating solutions, driving sales and building customer loyalty) operations, all of which, we believe, make him well-qualified to serve as a director of the Company.

Campbell D. Rogers, M.D. Dr. Rogers was initially appointed as a director on February 4, 2016. On June 23, 2016, Dr. Rogers was elected to serve as a Class II director until such time as he stands for election at the Company’s 2018 Annual Meeting of Stockholders. From March 2012 to the present, Dr. Rogers has served as Chief Medical Officer of HeartFlow, Inc., a cardiovascular diagnostics company providing the first available non-invasive solution that enables physicians to more accurately evaluate significant coronary artery disease based on both anatomy and physiology. From July 2006 to March 2012, Dr. Rogers served as Chief Scientific Officer and Global Head of Research and Development at Cordis Corporation, a Johnson & Johnson company, where he was responsible for leading investments and research in cardiovascular devices. From September 2000 to July 2006, Dr. Rogers was Associate Professor of Medicine at Harvard Medical School and Director of the Cardiac Catheterization and Experimental Cardiovascular Interventional Laboratories at Brigham and Women’s Hospital with responsibility for all aspects of catheterization laboratory clinical practice, education and research. He earned an A.B. in English from Harvard College and a M.D. from Harvard Medical School.  Dr. Campbell's extensive medical expertise and vast knowledge of the cardiology space makes him well-qualified to serve as one of the Company's directors.

Louis A. Cannon, M.D.  Dr. Cannon was initially appointed as a director on March 6, 2017 to serve as a Class I director until such time as he stands fo election at the Company's 2017 Annual Meeting of Stockholders.  Dr. Cannon joined the board in March 2017 in connection with the Company's March 2017 private placement.  Dr. Cannon, a past Judah Volkman Scholar in Residence, is triple board certified in Internal Medicine, Cardiovascular Disease and Interventional Cardiology.  Since March 2012, Dr. Cannon has been a practicing Interventional Cardiologist for the Michigan Heart and Vascular Specialists, the Senior Program Director for the McLaren Northern Michigan Heart and Vascular Institute, and the founder and President of the Cardiac & Vascular Research Center of Northern Michigan, one of the nation's most prominent private research centers. Bringing over two decades of clinical trial experience using cutting edge technologies to treat cardiovascular disease, Dr. Cannon is a recognized leader in cardiovascular research and development.  Dr. Cannon graduated from Wright State School of Medicine in Dayton, Ohio in 1984, and completed his Interventional Cardiology fellowship at the University of Cincinnati in 1991.  He is the founder and Senior Managing Director of BioStar Private Equity Fund I and BioStar Ventures Fund II and III. Dr. Cannon has served on the strategic advisory boards for Fortune 500 companies including Medtronic, Abbott Laboratories, and The Boston Scientific Corporation.  Dr. Cannon has extensive experience in the diagnosis of cardiovascular disease and is a key opinion and thought leader in the medical device cardiovascular space, which we believe makes him well-qualified to serve as a director of the Company.

Term of Office of our Directors

At our 2016 Annual Meeting of Stockholders, our shareholders voted to adopt a classified board of directors pursuant to which our directors were divided into three classes with staggered terms. In order to implement the staggered board, the Class I Directors were elected for a one-year term to serve until the 2017 Annual Meeting of Stockholders, the Class II Directors were elected for a two-year term to serve until the 2018 Annual Meeting of Stockholders and the Class III Directors were elected for a three-year term to serve until the 2019 Annual Meeting of Stockholders, and in each case, until their respective successor, if any, is duly elected and qualified.

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

Our Board of Directors currently has four independent members and two non-independent members, our Chief Executive Officer, Mr. Toland, and Mr. Winkels. We believe that the number of independent, experienced directors that make up our Board of Directors benefits our company and our shareholders. All of our independent directors have demonstrated leadership in other organizations and are familiar with board of director processes.

Our Board of Directors currently consists of six members in the following classes:

CLASS	DIRECTORS

I	Gerard Winkels and Louis A. Cannon, M.D. (the “Class I Directors”)

II	Jeffrey G. Gold and Campbell D. Rogers, M.D. (the “Class II Directors”)

III	Jeffrey C. Lightcap and Mark J. Toland (the “Class III Directors”)

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

Committees of the Board of Directors and Meetings

Meetings; Meeting Attendance.

During the period from January 1, 2016 through December 31, 2016, our Board of Directors met and acted by unanimous written consent ten times. The Board has adopted a policy under which each member makes every effort to, but is not required to, attend each annual meeting of our stockholders. We held our 2016 Annual Meeting of Stockholders on June 22, 2016.

Audit Committee.

Our Audit Committee consists of Jeffrey Gold, Campbell Rogers, M.D., and Louis A. Cannon, M.D., each of whom satisfies the independence requirements under NYSE MKT listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Mr. Gold, whom our Board of Directors has determined to be an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The purpose of the Audit Committee is to assist our Board of Directors with oversight of (i) the quality and integrity of our financial statements and its related internal controls over financial reporting, (ii) our compliance with legal and regulatory compliance, (iii) the independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our independent registered public accounting firm. The Audit Committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. During 2016, the Audit Committee met four times and each member of the Audit Committee attended each such meeting, except for Mr. White, a former director and chairperson of the Audit Committee at that time, who did not attend two meetings.

A copy of the Audit Committee’s written charter is publicly available on our website at www.corindus.com.

Compensation Committee.

Our Compensation Committee consists of Jeffrey Lightcap, Campbell D. Rogers, M.D. and Louis A. Cannon, M.D., each of whom our Board of Directors has determined to be independent under NYSE MKT listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act, and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code. The chairperson of our Compensation Committee is Mr. Lightcap.

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

Historically, our Board of Directors has reviewed the total compensation of our executive officers and the mix of components used to compensate those officers on an annual basis. In determining the total amount and mix of compensation components, our Board of Directors strives to create incentives and rewards for performance consistent with our short- and long-term Company objectives. Our Board of Directors relies on its judgment about each individual rather than employing a formulaic approach to compensation decisions. Our Board of Directors has not assigned a fixed weighting among each of the compensation components. Our Board of Directors assesses each executive officer’s overall contribution to our business, scope of responsibilities, and historical compensation and performance to determine annual compensation. In making compensation decisions, our Board takes into account input from our board members and our Chief Executive Officer based on their experiences with other companies. In April 2015, our Compensation Committee retained Mercer as its independent compensation consultant to advise on our cash and equity compensation packages and related compensation policies and to provide a comparison of our executive compensation against our peer group. Our Compensation Committee makes the ultimate decisions regarding compensation for our Chief Executive Officer. Our Chief Executive Officer and Chief Financial Officer may from time to time attend meetings of our Compensation Committee or our Board of Directors, but will have no final decision authority with respect to compensation. Annually, our Compensation Committee will evaluate the performance of our Chief Executive Officer and determine our Chief Executive Officer’s compensation in light of the goals and objectives of our compensation program. The evaluation is reviewed with our Board of Directors without the presence of management prior to the Compensation Committee’s final determination. Decisions regarding the Chief Financial Officer’s compensation will be made by our Compensation Committee after considering recommendations from our Chief Executive Officer. Our Chief Executive Officer and Chief Financial Officer determine the compensation of our other executive officers, subject to the approval of our Board of Directors. The compensation committee may consider programs and recommendations from independent compensation consultants to assist it in making its compensation determinations. During 2016, the Compensation Committee met five times and each member of the Compensation Committee attended each such meeting, except for Mr. Gold who did not attend one meeting.

Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee consists of Jeffrey Gold, Jeffrey Lightcap and Louis A. Cannon, M.D., each of whom our Board of Directors has determined to be independent under NYSE MKT listing standards. The chairperson of our Nominating and Corporate Governance Committee is Mr. Lightcap.

The primary purposes of our Nominating and Corporate Governance Committee are to (i) identify, review and recommend qualified candidates for membership on our Board of Directors and the Board committees, (ii) develop and recommend to the Board of Directors the appropriate corporate governance principles and practices and (iii) oversee the evaluation of the Board of Directors through the annual review of the performance of the Board and its committees. During 2016, the Nominating and Corporate Governance Committee did not meet.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, executive officers, and persons owning more than 10 percent of a Company’s class of equity securities registered under Section 12 of the Exchange Act to file reports on a timely basis on the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of such equity securities with the SEC. Our executive officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, the relevant stockholders have not failed to file on a timely basis the Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

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

Other Policies

We have also adopted a Whistleblower Policy and Related Party Transactions Policy.

All of the Company’s codes of conduct and ethics are posted and publicly available on our website at www.corindus.com.

ITEM 11.	EXECUTIVE COMPENSATION.

General

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2016 and 2015 by our named executive officers, which includes our Chief Executive Officer, our former Chief Executive Officer who resigned on February 23, 2016, our Chief Financial Officer and our Chief Commercial Officer. The following table includes the dollar value of base salaries, bonus awards, stock options granted and certain other compensation (in thousands), if any, whether paid or deferred.

We refer to the executive officers listed below as the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David M. Handler(3)	2016	264	—	—	—	—	—	23	287
Former Chief Executive Officer and President	2015	325	—	—	—	—	—	35	360

Mark J. Toland(4)	2016	327	131	—	5,970	—	—	73	6,501
Chief Executive Officer and President	2015	—	—	—	—	—	—	—	—

David W. Long(5)	2016	286	118	—	74	—	—	35	513
Chief Financial Officer and Sr. Vice President	2015	275	50	—	—	—	—	32	357

Stephen J. Lemaster(6)	2016	69	—	—	341	35	—	11	456
Chief Commercial Officer	2015	—	—	—	—	—	—	—	—

(1)	Amount relates to the year in which the bonus was earned.

(2)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes Model.

(3)	For 2016, All Other Compensation includes $3 for 401(k) contribution and $20 for health insurance premiums paid by the Company on Mr. Handler’s behalf. For 2015, All Other Compensation includes $10 for 401(k) contribution and $25 for health insurance premiums paid by the Company on Mr. Handler’s behalf. Mr. Handler resigned as Chief Executive Officer and President of the Company and from our Board of Directors on February 23, 2016.

(4)	For 2016, All Other Compensation includes $11 for 401(k) contribution, $39 for relocation expenses, and $23 for health insurance premiums paid by the Company on Mr. Toland’s behalf. Mr. Toland was appointed the Company’s Chief Executive Officer and President effective March 7, 2016.

(5)	For 2016, All Other Compensation includes $7 for 401(k) contribution and $28 for health insurance premiums paid by the Company on Mr. Long’s behalf. For 2015, All Other Compensation includes $7 for 401(k) contribution and $25 for health insurance premiums paid by the Company on Mr. Long’s behalf.

(6)	For 2016, All Other Compensation includes $11 for health insurance premiums paid by the Company on Mr. Lemaster’s behalf. Mr. Lemaster was appointed the Company’s Chief Commercial Officer on October 10, 2016.

Employment Agreements with our Executive Officers

Employment Agreement with our former Chief Executive Officer and President

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

The terms of the employment agreement provided for Mr. Handler to receive an annual base salary of $325,000 subject to annual review for adjustments as determined by the Board. Mr. Handler was eligible for an annual bonus payment of up to 100% of his annual base salary for the year immediately preceding payment of such bonus based on achievement of performance objectives contained in an annual board-approved plan. Any bonus award was to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned. On September 11, 2008, Mr. Handler was granted a Corindus, Inc. option to purchase common stock of Corindus, Inc., which in accordance with the exchange ratio in the Acquisition Agreement, was exchanged for a Company option to purchase 946,928 shares of the Company’s common stock at an exercise price of $0.92 per share. The shares underlying the option vested as follows: 25% vested after one year of continuous service with the balance vested in equal monthly installments over the following 36 months.

In addition to containing typical provisions for fringe benefits, Mr. Handler’s employment agreement contained non-competition and non-solicitation covenants, which provided that while employed and for the 18-month period following the termination of employment, Mr. Handler would not compete with the Company and its subsidiaries or solicit employees or customers of the Company or its subsidiaries.

Employment Agreement with our Chief Executive Officer and President

Mr. Toland is our Chief Executive Officer and President. Effective March 7, 2016, the Company and Mr. Toland entered into an employment agreement. Mr. Toland’s employment is voluntary and he is free to terminate his employment at any time subject to the provisions provided therein. We are free to terminate Mr. Toland’s employment at any time, with or without cause, subject to the provisions provided therein.

The terms of the employment agreement provide for Mr. Toland to receive an annual base salary of $400,000 subject to annual review for adjustments as determined by the Board. Mr. Toland is eligible for a bonus payment of up to 50% of his (or such higher percentage set by the Board) of his annual base salary for the year immediately preceding payment of such bonus based on achievement of performance objectives (as reasonably determined by the Board) contained in an annual plan approved by the Board. Any bonus award is to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned, and conditioned upon his employment with the Company at the end of the immediately preceding fiscal year. For the 2016 fiscal year, he was eligible for a prorated bonus with the performance objectives to be determined between him and the Board.  On December 1, 2016, our Compensation Committee approved a prorated bonus to Mr. Toland of $131,000.

On March 7, 2016, pursuant to his employment agreement, Mr. Toland was granted an initial stock option and six performance-based stock options as follows:

a)	An initial stock option dated March 7, 2016 to purchase 7,136,049 shares of the Company’s common stock at an exercise price of $1.46 per share. The underlying shares vest as follows: 25% vest on the first anniversary date of the option with the balance to vest in equal monthly installments over the following 36 months.

b)	A performance-based stock option dated March 7, 2016 to purchase 297,335 shares of the Company’s common stock at an exercise price of $1.46 per share. All of the underlying shares vested on December 1, 2016 upon the Board’s determination that Mr. Toland achieved the required performance criteria, which was his relocation to the Boston area.

c)	A performance-based stock option dated December 1, 2016 to purchase 297,335 shares of the Company’s common stock at an exercise price of $0.70 per share. All of the underlying shares vested on December 1, 2016 upon the Board’s determination that Mr. Toland achieved the required performance criteria, which was the recruitment and hiring of the senior leadership team.

d)	A performance-based stock option dated December 1, 2016 to purchase 297,335 shares of the Company’s common stock at an exercise price of $0.70 per share. The underlying shares will vest upon the Board’s determination that Mr. Toland achieves the required performance criteria, which is the capital raise of any combination of debt and/or equity of at least $25 million before March 31, 2017.

e)	A performance-based stock option dated December 1, 2016 to purchase 297,335 shares of the Company’s common stock at an exercise price of $0.70 per share. The underlying shares will vest upon the Board’s determination that Mr. Toland achieves the required performance criteria, which is the successful launch of CorPath GRX being deemed commercially acceptable by June 30, 2017.

f)	A performance-based stock option dated December 1, 2016 to purchase 297,335 shares of the Company’s common stock at an exercise price of $0.70 per share. The underlying shares will vest upon the Board’s determination that Mr. Toland achieves the required performance criteria, which is achieving revenues of at least $12 million for the year ending December 31, 2017.

g)	A performance-based stock option dated December 1, 2016 to purchase 297,335 shares of the Company’s common stock at an exercise price of $0.70 per share. The underlying shares will vest upon the Board’s determination that Mr. Toland achieves the required performance criteria, which is achieving revenues of at least $35 million for the year ending December 31, 2018.

In addition to containing typical provisions for fringe benefits, Mr. Toland’s employment agreement contains non-competition and non-solicitation covenants, which provide that while employed and for the 12-month period following the termination of employment, Mr. Toland will not compete with the Company and its subsidiaries or solicit employees or customers of the Company or its subsidiaries.

Employment Agreement with our Chief Financial Officer

Mr. Long is our Chief Financial Officer, Senior Vice President, Secretary and Treasurer. On May 22, 2015, the Company and Mr. Long entered into an employment agreement. Mr. Long’s employment is voluntary and he is free to terminate his employment at any time subject to the provisions provided therein. We are free to terminate Mr. Long’s employment at any time, with or without cause subject to the provisions provided therein.

The terms of the employment agreement provide for Mr. Long to receive an annual base salary of $275,000 subject to annual review for adjustments as determined by the Board. Mr. Long is eligible for an annual bonus payment of up to 50% (or such higher percentage set by the Board) of his annual base salary for the year immediately preceding payment of such bonus based on achievement of performance objectives contained in an annual board-approved plan. Any bonus award is to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned.  On December 1, 2016, our Compensation Committee approved a bonus award to Mr. Long of $118,000.

On April 12, 2012, Mr. Long was granted a Corindus, Inc. option, which in accordance with the exchange ratio in the Acquisition Agreement, was exchanged for a Company option to purchase 590,048 shares of the Company’s common stock at an exercise price of $0.55 per share. The underlying shares are fully vested as follows: 25% vested on September 5, 2012, the first anniversary of Mr. Long’s employment date, with the balance vesting in equal monthly installments over the following 36 months. On June 24, 2014, Mr. Long was granted a Corindus, Inc. option, which in accordance with the share exchange ratio in the Acquisition Agreement, was exchanged for a Company option to purchase 285,773 shares of the Company’s common stock at an exercise price of $0.75 per share. The underlying shares vest as follows: 25% vest on the first anniversary date of the option with the balance to vest in equal monthly installments over the following 36 months. In June 2014, Mr. Long received a discretionary management award of $10,000 related to his contributions associated with the closing of the Company’s debt financing activities. On February 11, 2015, our Compensation Committee approved the 2014 incentive compensation award to Mr. Long of $22,098. On January 22, 2016, our Compensation Committee approved the 2015 incentive compensation award to Mr. Long of $50,000. On June 23, 2016, Mr. Long was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.46 per share. The underlying share vest as follows: 25% vest on the first anniversary date of the option with the balance to vest in equal monthly installments over the following 36 months.

In addition to containing typical provisions for fringe benefits, Mr. Long’s employment agreement contains non-competition and non-solicitation covenants, which provide that while employed and for the 18-month period following the termination of employment, Mr. Long will not compete with the Company and its subsidiaries or solicit employees or customers of the Company or its subsidiaries.

Employment Agreement with our Chief Commercial Officer

Mr. Lemaster is our Chief Commercial Officer. On October 10, 2016, the Company and Mr. Lemaster entered into an employment agreement. Mr. Lemaster’s employment is voluntary and he is free to terminate his employment at any time subject to the provisions provided therein. We are free to terminate Mr. Lemaster’s employment at any time, with or without cause subject to the provisions provided therein.

The terms of the employment agreement provide for Mr. Lemaster to receive an annual base salary of $300,000 subject to annual review for adjustments as determined by the Board. Mr. Lemaster is eligible for an annual bonus payment of up to 25% (or such higher percentage set by the Board) of his annual base salary for the year immediately preceding payment of such bonus based on achievement of performance objectives contained in an annual board-approved plan. Any bonus award is to be paid on or before March 15 of the fiscal year following the fiscal year in which the bonus was earned. For the 2016 fiscal year, Mr. Lemaster will not be eligible for a bonus.

Pursuant to the terms of the employment agreement, Mr. Lemaster is eligible to participate in the Company’s variable compensation plan, with an annual target of $150,000 based on 100% completion of the goals and objectives established by the Company. The Company will guarantee variable income at 70% ($105,000) to target for the first twelve (12) months of Mr. Lemaster’s employment to be paid in equal installments in the next pay cycle following the end of the month and contingent upon completion of quarterly objectives mutually agreed upon by him and the Company’s Chief Executive Officer.

On October 10, 2016, pursuant to Mr. Lemaster’s employment agreement, Mr. Lemaster was granted an option to purchase 550,000 shares of the Company’s common stock at an exercise price of $1.18 per share. The underlying shares vest as follows: 25% vest on the first anniversary date of the option with the balance to vest in equal monthly installments over the following 36 months.

In addition to containing typical provisions for fringe benefits, Mr. Lemaster’s employment agreement contains non-competition and non-solicitation covenants, which provide that while employed and for the 12-month period following the termination of employment, Mr. Lemaster will not compete with the Company and its subsidiaries or solicit employees or customers of the Company or its subsidiaries.

Termination and Severance Arrangements Upon Termination of our Executive Officers

We have employment agreements with our executive officers as described above. The arrangements reflected in these employment agreements are designed to encourage the executive officers’ full attention and dedication to our Company currently and, in the event of any proposed change of control, provide these officers with individual financial security.

The employment agreement for Mr. Toland may be terminated at the election of either the executive or the Company with no less than a 30-day written notice of termination. Mr. Toland may be immediately terminated by the Company for “cause” and he may terminate his employment for “good reason.” In the event that Mr. Toland’s employment is involuntarily terminated by the Company without cause or terminated by Mr. Toland for “good reason,” but in the absence of a change in control, he will receive (a) his base salary and benefits for a period of 12 months, (b) monthly payments towards COBRA coverage for the executive and his dependents for up to 12 months, (c) payment of one-twelfth of the amount of annual bonus accrued on the Company’s books and records as of the end of the immediately precedent calendar quarter for 12 months, (d) solely in the event that his employment is terminated by the Company without cause, all outstanding unvested options shall automatically be forfeited and he shall have 90 days to exercise all vested options, and (e) solely in the event that he resigns for good reason, all outstanding unvested options shall vest in full and he shall have 90 days to exercise all vested options, each conditioned on his execution of a standard form of release of the Company from any claims against the Company within 30 days of the date of his employment termination and continued compliance with non-competition and non-solicitation covenants.

The employment agreement for Mr. Long may be terminated at the election of either the executive or the Company with no less than a 30-day written notice of termination. Mr. Long may be immediately terminated by the Company for “cause” and he may terminate his employment for “good reason.” In the event that Mr. Long’s employment is involuntarily terminated by the Company without cause or terminated by Mr. Long for “good reason,” but in the absence of a control in control, he will receive (a) his base salary and benefits for a period of 12 months, (b) monthly payments toward COBRA coverage for the executive and the dependents for up to 12 months, and (c) payment of one-twelfth of the amount of annual bonus accrued on the Company’s books and records as of the end of the immediately preceding calendar quarter for twelve months, each conditioned on his execution of a standard form of release of the Company from any claims against the Company within 30 days of the date of his employment termination and continued compliance with non-competition and non-solicitation covenants.

The employment agreement for Mr. Lemaster may be terminated at the election of either the executive or the Company with no less than a 30-day written notice of termination. Mr. Lemaster may be immediately terminated by the Company for “cause.” In the event that Mr. Lemaster’s employment is involuntarily terminated by the Company without cause, but in the absence of a change in control, he will receive (a) all accrued but unpaid base salary through the date of employment termination and (b) any unpaid or unreimbursed expenses, each conditioned on his execution of a standard for of release of the Company from any claims against the Company within 30 days of the date of his employment termination and continued compliance with non-competition and non-solicitation covenants.

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

Potential Payments Upon Termination

The table below reflects the amount of compensation that will be paid to our executive officers in the event of termination of such executive’s employment (whether by the Company without “cause” or by the executive for “good reason”). As noted above, he may also be entitled to the payment of any accrued bonus, as well as other benefits.

Name	Salary (in thousands)
Mark J. Toland	$400
David W. Long	$294
Stephen J. Lemaster	$—

Severance Arrangements Upon Change of Control

If within twelve (12) months following a Change in Control, Mr. Toland is terminated by the Company without Cause or he resigns for Good Reason, the Company shall provide, in lieu of the payments and benefits set forth above, the following payments and benefits: (a) his base salary and benefits for a period of 12 months, (b) monthly payments towards COBRA coverage for the executive and his dependents for up to 12 months, (c) payment of one-twelfth of the amount of annual bonus accrued on the Company’s books and records as of the end of the immediately precedent calendar quarter for 12 months and (d) all of the executive’s outstanding unvested stock options will automatically vest and the executive will have 90 days to exercise all vested options.

Each of Mr. Long’s and Mr. Lemaster’s remaining unvested option shares will become fully vested upon a Change in Control (as defined in the employment agreements). Any other equity awards issued to Mr. Long will provide for full vesting if the employment terminates (whether by the Company without “cause” or by each executive officer for “good reason”) within 12 months following a Change in Control (as defined in his employment agreement).

All payments under the employment agreements and otherwise shall be subject to claw back policies that may be established by the Company from time to time.

Nonqualified Deferred Compensation

We do not offer any deferred compensation plans for any of our executive officers.

Payments Upon Termination made to former Chief Executive Officer and President

Prior to his resignation as the Company’s Chief Executive Officer and President on February 23, 2016, Mr. Handler had similar potential payments upon the termination of his employment, and similar severance arrangements upon a change of control as those described above for other executive officers, assuming such terminations were to have occurred as of December 31, 2015. Due to Mr. Handler’s resignation, there are no longer any potential payments due to him upon a change in control or otherwise.

In connection with his resignation, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Handler on March 17, 2016 outlining the terms of his separation. Pursuant to the terms and conditions of the Letter Agreement, Mr. Handler received continued payment of his base salary in the amount of $187,000; payment of the monthly amount then being charged by the Company for COBRA coverage with respect to Mr. Handler and his dependents in the amount of $13,000; and a release from certain lock-up restrictions on stock that could be acquired by Mr. Handler by exercising outstanding and vested stock options. Mr. Handler was also paid certain outstanding accrued obligations, including wages and paid time off in the amount of $6,000. All obligations relating to payment upon termination due to Mr. Handler have been satisfied.

In addition, the Letter Agreement provided that each of the stock options issued to Mr. Handler by the Company were to be exercised, to the extent vested on March 17, 2016, by way of a “net exercise” method whereby the Company withheld from the delivery of the shares of the Company’s common stock such number of shares having a fair market value on March 17, 2016 equal to the aggregate exercise price for the shares for which each of the stock options is exercised. On March 18, 2016, Mr. Handler purchased all 3,230,192 vested shares upon the stock options by the net exercise method and was issued 748,842 shares of the Company’s common stock. On April 15, 2016, the Company repurchased and retired the 748,842 shares of its common stock for an aggregate amount of approximately $741,000 pursuant to the terms of a privately negotiated transaction with Mr. Handler.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2016.

	OPTION AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Mark J. Toland	297,335(1)	7,136,049	$1.46	03/06/26
Chief Executive Officer and President	297,335(2)	1,189,340	$0.70	11/30/26

David W. Long	590,048(3)	—	$0.55	09/04/21
Chief Financial Officer, Sr. Vice President	178,620(4)	107,153	$0.75	06/04/24
	—(5)	100,000	$1.46	06/23/26

Stephen J. Lemaster	—(6)	550,000	$1.18	10/10/26
Chief Commercial Officer

David A. Handler	—	—	—	—
Former Chief Executive Officer and President

(1)	An aggregate of 297,335 underlying shares vested on December 1, 2016. An aggregate of 1,784,012 underlying shares vest on March 7, 2017 and an aggregate of 148,665 underlying shares vest monthly from April 30, 2017 through February 29, 2020 ad 148,762 underlying shares vest on March 7, 2020.
(2)	An aggregate of 297,335 underlying shares vested on December 1, 2016. The remaining 1,189,340 underlying shares are performance-based and will vest upon the Board's determination that Mr. Toland achieves the require performance criteria for four designated milestones of 297,335 underlying shares each, with milestone measurement dates of March 31, 2017, June 30, 2017, December 31, 2017 and December 31, 2018.
(3)	All 590,048 underlying shares became fully vested on September 30, 2015.
(4)	An aggregate of 71,448 underlying shares vested on June 24, 2015 and an aggregate of 5,954 underlying shares vested monthly from July 24, 2015 through December 31, 2016. An aggregate of 5,954 underlying shares vest monthly from January 31, 2017 through May 24, 2018 and 5,935 underlying shares vest on June 24, 2018.
(5)	An aggregate of 25,000 underlying shares vest of June 23, 2017 and an aggregate of 2,083 underlying shares vest monthly from July 31, 2017 through May 31, 2020 and 2,095 underlying shares vest of June 23, 2020.
(6)	An aggregate of 137,500 underlying shares vest on October 10, 2017 and an aggregate of 11,458 underlying shares vest monthly from November 10, 2017 through September 10, 2020 and 11,470 underlying shares vest on October 10, 2020.

EQUITY COMPENSATION PLAN INFORMATION

Our Board of Directors, the Compensation Committee of our Board of Directors and management believe that the effective use of stock-based long-term incentive compensation is vital to our ability to achieve strong performance in the future.  Our future success depends, in large part, upon our ability to maintain a competitive position in attracting, retaining and motivating key personnel, including directors, officers, employees, consultants and advisors.

At the Closing of the Acquisition on August 12, 2014, the 2014 Stock Award Plan was adopted by our Board of Directors as a replacement for the Corindus, Inc. Umbrella Option Plan (the “2006 Option Plan”) and the Corindus, Inc. 2008 Stock Incentive Plan (the “2008 Option Plan”) and under which future options for the purchase of our common stock will be issued. In addition, all Corindus, Inc. options to purchase common shares of Corindus, Inc. outstanding on August 12, 2014 were exchanged for options to purchase common shares of Corindus Vascular Robotics, Inc. options pursuant to an exchange ratio of 25.00207 shares of Corindus Vascular Robotics, Inc. for each Corindus, Inc. share with an exercise price equal to the per share exercise price of the Corindus, Inc. option immediately prior to August 12, 2014 divided by the above-mentioned exchange ratio. The 2014 Stock Award Plan was initially limited to award issuances which in the aggregate equal 9,035,016 shares; however, on April 30, 2015, our shareholders voted by written consent to increase the number of authorized shares to 18,661,856 shares (the "Amended and Restated Plan").

At the 2016 Annual Meeting of Stockholders, our stockholders voted to approve the Amended and Restated  Plan to address certain requirements under Section 162(m) of the Internal Revenue Code, included (l) establishing a per person cap of 8,000,000 shares underlying awards that may be granted to any one individual in any one year and (2) revising the performance-based criteria intended to qualify for tax deductions under Section 162(m) of the Internal Revenue Code, as amended (the "Second Amended and Restated Plan").

The Second Amended and Restated Plan will be administered by the Compensation Committee of our Board of Directors, a subcommittee or other committee of our Board of Directors as may be appointed pursuant to the Amended and Restated Plan or our Board of Directors (as applicable, the “Committee”).  Our employees, directors, officers, advisors or consultants will be eligible to participate in the Amended and Restated Plan.  The Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs), stock bonus awards, dividend equivalents, or performance compensation awards (including cash bonus awards) under the Second Amended and Restated Plan; provided, however, in no event shall the Committee grant awards in respect of more than 8,000,000 shares of common stock to any participant in any fiscal year.

 In the event of a change in control (as defined therein) the Committee may provide with respect to all or any portion of the participant's outstanding award or awards that: (a) the then outstanding options and SARs will become immediately exercisable as of a time immediately prior to the change in control; (b) the period of restriction applicable to awards will expire as of a time immediately prior to the change in control (including without limitation a waiver of any applicable performance goals); (c) performance periods in effect on the change in control will end on such date, and that a participant receive partial or full payment of awards for each performance period based upon its determination of the degree of attainment of the performance goals or by assuming that the applicable performance goals have been achieved at the applicable "target" levels of performance or on such other basis as determined by the Committee; and (d) all awards that have been previously deferred to be settled in full as soon as practicable.

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the Second Amended and Restated Plan or any portion thereof at any time, except that no such amendment, alteration, suspension, discontinuation or termination may be made without stockholder approval if (i) such approval is necessary to comply with any applicable tax or regulatory requirement (including the rules or requirements of any securities exchange or inter-dealer quotation system on which our shares may be listed). In addition, any such amendment, alteration, suspension, discontinuance or termination that would materially and adversely affect the rights of any participant or any holder or beneficiary of any award will not to that extent be effective without such individual's consent.

The Second Amended and Restated Plan will expire on August 11, 2024, and no awards may be granted after such expiration, but the terms of the Second Amended and Restated Plan will continue to apply to previously granted awards. Notwithstanding the foregoing, nothing shall affect the validity of awards granted after such time if such stockholder approval has not been obtained.

The above summary does not purport to be complete and is qualified in its entirety by reference to the text of the Second Amended and Restated Plan, which is included as an exhibit hereto and incorporated herein by reference.

The following table shows the number of securities to be issued upon exercise of outstanding options as of December 31, 2016.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	17,523,072	$1.30	740,045
Equity compensation plans not approved by security holders	—	—	—
Total	17,523,072	$1.30	740,045

As of March 8, 2017, we have the following equity securities issued and outstanding: (i) 119,025,221 shares of our common stock, (ii) options to purchase 17,523,072 shares of our common stock and (iii) warrants to purchase 5,083,219 shares of our common stock.

Director Compensation

On May 18, 2015, our Board of Directors adopted a non-employee director compensation policy, as amended on October 1, 2016, pursuant to which we compensate directors with a combination of cash and equity. Each such non-employee director receives an annual cash retainer of $10,000 for such service, paid quarterly. The policy also provides that we compensate members of our Board of Directors for service on our committees, in each case paid on a quarterly basis, as follows:

●	The chairman of our Board of Directors is to receive an annual cash retainer of $8,000 for such service;

●	The chairman of our Audit Committee receives an annual cash retainer of $8,000 for such service;

●	The chairman of our Compensation Committee receives an annual cash retainer of $6,000 for such service;

●	The chairman of our Nominating and Corporate Governance Committee receives an annual cash retainer of $4,000 for such service;

●	Each member of our Audit Committee (not serving as Chairman thereof) receives an annual cash retainer of $4,000 for such service;

●	Each member of our Compensation Committee (not serving as Chairman thereof) receives an annual cash retainer of $3,000 for such service; and

●	Each member of our Nominating and Corporate Governance Committee (not serving as Chairman thereof) receives an annual cash retainer of $2,000 for such service.

Our Chairman of the Board, Jeffrey Lightcap, has elected to waive his allocated director fees.

Beginning with the Company’s 2016 annual meeting, the non-employee director policy provides for the grant of equity awards each year at the annual meeting of the Company to each director continuing to serve on our board. Each such director will receive a stock option grant for the number of shares valued at $30,000 based on the Black-Scholes Model value of such option as of the date of grant, an acceptable model in accordance with ASC 718. The exercise price of such options is equal to the closing price of our common stock on the date of grant and such options shall become vested and exercisable in full upon the three year anniversary of the grant date, vesting 33.33% on the first anniversary of the grant date an 8.334% at the end of each quarter thereafter.

Directors may be granted options to purchase shares of Company common stock under our 2014 Stock Award Plan in accordance with the non-employee director compensation policy or in special circumstances as determined by the board.

The following table shows compensation paid to our directors (in thousands) for services rendered during the year ended December 31, 2016. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes Model.

Name(a)	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Hillel Bachrach(1)	2016	15	—	14	—	—	—	29
Jeffrey G. Gold(2)	2016	21	—	40	—	—	—	61
Jeffrey C. Lightcap(3)	2016	—	—	—	—	—	—	—
David R. White(4)	2016	20	—	14	—	—	—	34
Gerard Winkels(3)	2016	13	—	—	—	—	—	13
Michael Y. Mashaal, M.D(3)(6)	2016	—	—	—	—	—	—	—
Campbell Rogers, M.D.(5)	2016	19	—	14	—	—	—	33

(1)	As of December 31, 2016, Mr. Bachrach individually held 27,272 options to purchase shares of our common stock, none of which were vested. Mr. Bachrach resigned as a director with an effective date of February 27, 2017 and, in connection therewith, the Board declared all of his unvested options to be immediately vested.
(2)	As of December 31, 2016, Mr. Gold held 313,279 options to purchase shares of our common stock, 216,761 of which were vested.
(3)	As of December 31, 2016, the director held no options to purchase shares of our common stock.
(4)	As of December 31, 2016, Mr. White held 278,279 options to purchase shares of our common stock, 216,761 of which were vested. Mr. White resigned as a director with an effective date of February 28, 2017, and, in connection therewith, the Board declared all of his unvested options to be immediately vested.
(5)	As of December 31, 2016, Mr. Rogers held 125,794 options to purchase shares of our common stock, none of which were vested.
(6)	Mr. Mashaal resigned as a director with an effective date of February 28, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 8, 2017 for (a) each of our directors and named executive officers, (b) all of our directors and executive officers as a group and (c) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 8, 2017 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 119,025,221 shares of common stock outstanding on March 8, 2017. Except as otherwise noted in the footnotes below, the address for each person listed in the table below, solely for purposes of filings with the SEC, is c/o Corindus Vascular Robotics, Inc., 309 Waverley Oaks Rd., Suite 105, Waltham, Massachusetts, 02452.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:

Entities affiliated with HealthCor Partners Management, LP(1)	44,924,697	37.74%
Koninklijke Philips NV(2)	22,136,008	17.89%
Energy Capital, LLC and affiliates(3)	11,215,209	9.42%
FMR LLC(4)	6,315,800	5.31%

Directors and Named Executive Officers:

Mark J. Toland(5)	2,824,685	2.32%
David W. Long(6)	792,484	*
Stephen J. Lemaster(7)	—	*
Jeffrey C. Lightcap(8)	44,924,697	37.74%
Jeffrey G. Gold(9)	226,761	*
Gerard Winkels(10)	—	*
Campbell D. Rogers, M.D.(11)	49,261	*
Louis A. Cannon, M.D.	—	*

All Current Directors and Executive Officers as a Group (8 persons)(12)	48,817,888	39.72%

*	Less than 1%.

(1)	Includes (i) 17,090,941 shares directly owned by HealthCor Partners Fund, LP, (ii) 19,981,655 shares directly owned by HealthCor Hybrid Offshore Master Fund, LP, and (iii) 7,852,101 shares directly owned by HealthCor Partners Fund II, LP. HealthCor Partners Management, LP is the investment manager of HealthCor Partners Fund, LP and HealthCor Partners Fund II, LP. HealthCor Partners Management, LP provides advice to its affiliate, HealthCor Management, LP, with respect to HealthCor Hybrid Offshore Master Fund, LP. Mr. Lightcap is a managing member of HealthCor Partners Management, LP. The address for HealthCor Partners Management, LP is 152 W. 57th Street, 43rd Floor, New York, NY 10019.

(2)	This amount includes (i) 17,407,817 shares directly owned by Koninklijke Philips NV (“Philips Parent”) and (ii) 4,728,191 shares due to Philips Parent upon exercise of a currently exercisable warrant. The address for Koninklijke Phillips NV is Attention: Chief Legal Officer, Phillips Center, 16th Floor, Amstelplein 2, Amsterdam, 1096 BC, The Netherlands.

(3)	Robert J. Smith is the sole owner of Energy Capital, LLC, Plato & Associates, LLC and Jo Cee, LLC, and as such is deemed to be the beneficial owner of all shares owned by such entities. Includes (i) 788,900 shares directly owned by Robert J. Smith, (ii) 9,481,148 shares directly owned by Energy Capital, LLC (iii) 915,161 shares directly owned by Plato & Associates, LLC and (iv) 30,000 shares directly owned by Jo Cee, LLC. The address for Energy Capital, LLC, Plato & Associates, LLC and JoCee, LLC is 13650 Fiddlesticks Boulevard, Suite 202-324, Fort Myers, FL 33912.

(4)	The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(5)	Includes underlying shares issuable to Mr. Toland upon exercise of vested stock options, including underlying shares of stock options that vest within 60 days of March 8, 2017.

(6)	Includes underlying shares issuable to Mr. Long upon exercise of vested stock options, including underlying shares of stock options that vest within 60 days of March 8, 2017.

(7)	Mr. Lemaster was appointed Chief Commercial Officer effective October 10, 2016.

(8)	Includes (i) 19,981,655 shares directly owned by HealthCor Hybrid Offshore Master Fund, LP, (ii) 17,090,941 shares directly owned by HealthCor Partners Fund, LP, and (iii) 7,852,101 shares directly owned by HealthCor Partners Fund II, LP. Mr. Lightcap is a managing member of HealthCor Partners Management, LP, the investment manager of HealthCor Partners Fund, LP and HealthCor Partners Fund II, LP. HealthCor Partners Management, LP provides advice to its affiliate, HealthCor Management, LP, with respect to HealthCor Hybrid Offshore Master Fund, LP.

(9)	Includes 10,000 shares owned by Mr. Gold directly and underlying shares issuable to Mr. Gold upon exercise of vested stock options, including underlying shares of stock options that vest within 60 days of March 8, 2017.

(10)	Mr. Winkels is the VPGM of Interventional Cardiology Solutions at Philips HealthTech, an affiliate of Philips Parent. Mr. Winkels disclaims beneficial ownership of the shares held by Philips Parent.

(11)	Includes underlying shares issuable to Dr. Rogers upon exercise of vested stock options, including underlying shares of stock options that vest within 60 days of March 8, 2017.

(12)	Includes all shares directly and indirectly owned by all our directors and executive officers and underlying shares issuable upon exercise of stock options, including underlying shares of stock options that vest within 60 days of March 8, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Corindus Vascular Robotics, Inc. (formerly known as Your Internet Defender Inc.)

Except as described below, since December 31, 2015, there has not been, nor is there currently proposed, any transaction to which we are or will be a party, in which the amount involved exceeds $120,000 and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

Sales to Philips Medical Systems Nederland, B.V.  On January 21, 2011, we entered into a distributor agreement with Philips appointing Philips to be the sole distributor for the promotion and sale of our CorPath System. The agreement was terminated on August 7, 2014. We continue to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time we either execute a new distribution arrangement with Philips or the Company no longer does business with Philips. For the year ended December 31, 2016, we recorded revenues of $375,000 from shipments to Philips under the distribution agreement.

Demand Registration Rights Agreements. On August 12, 2014, we entered into a demand registration rights agreement with each of Philips Parent, HealthCor Partners Fund LP, HealthCor Hybrid Offshore Master Fund, L.P., HealthCor Partners Fund II, LP and 20/20 Capital III LLC, which together owned an aggregate of approximately 72.58% of the outstanding shares of the Company’s common stock after the Closing and each of which are affiliated with directors of the Company, in order to grant such shareholders registration rights with respect to their ownership of Company Shares (the “Demand Registration Rights Agreement”). Under the Demand Registration Rights Agreement, the shareholders were granted demand, piggyback and Form S-3 registration rights pursuant to terms therein, exercisable following the required one-year anniversary of Closing and subject to the terms of the Lock-Up Agreements. Pursuant to the Demand Registration Rights Agreement, we are required to use our reasonable best efforts to register common stock that are subject to a demand notice within sixty days of such demand.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our Related Party Transaction Policy and the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board of Directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Jeffrey C. Lightcap, Jeffrey G. Gold, Campbell D. Rogers, M.D. and Louis A. Cannon, M.D., do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and would qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE MKT. Mark J. Toland and Gerard Winkels would not qualify as “independent” under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE MKT. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of our financial statements for the years ended December 31, 2016 and December 31, 2015, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2016	2015
Audit fees:(1)	$537	$717
Audit related fees: (2)	—	—
Tax fees:(3)	—	58
All other fees: (4)	2	2
Total	$539	$777

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for review of our interim consolidated financial statements, for review of our interim consolidated financial statements including our quarterly reports on Form 10-Q and for services that are normally provided in connection with regulatory filings.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.” These amounts include accounting consultations and regulatory filings associated with the May 2015 public offering.

(3)	Tax fees consist of fees billed for professional services related to tax compliance, tax planning and tax advice. All of the services set forth above in the category audit related fees were approved by the Audit Committee pursuant to Rule 2-021(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit).

(4)	All other fees consist of fees billed for all other services.

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

1.       Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.       Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

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

Prior to engagement, our Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, our Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statements Schedules

	(1)	Financial Statements are listed in the Consolidated Financial Statements Contents on page F-1 of this Annual Report.
	(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exh. No.	Date	Document

2.1	August 5, 2014	Securities Exchange and Acquisition Agreement between Your Internet Defender Inc., and Corindus, Inc.(3)
2.2	June 23, 2016	Plan of Conversion(12)
3.1	June 28, 2016	Articles of Conversion, as filed with the Secretary of State of the State of Nevada(12)
3.2	June 28, 2016	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware(12)
3.3	June 28, 2016	Certificate of Incorporation, as filed with the Secretary of State of the State of Nevada(12)
3.4	June 28, 2016	Amended and Restated Bylaws, effective June 28, 2016(12)
3.5	November 12, 2015	Amended and Restated Bylaws (8)
3.6	August 12, 2014	Certificate of Amendment and Restatement of Articles of Incorporation (3)
10.1#	September 3, 2008	Employment Agreement between Corindus, Inc. and David M. Handler (4)
10.2#	January 21, 2011	Indemnification Agreement between Corindus and Gerard Winkels (4)
10.3	October 24, 2012	Lease Agreement (4)
10.4	June 11, 2014	Loan and Security Agreement between the Company and Steward Capital Holdings (7)†
10.5	June 11, 2014	Warrant to Steward Capital Holdings (4)
10.6	June 11, 2014	Intellectual Property Loan Agreement between the Company and Steward Capital Holdings(7)†
10.7	June 30, 2014	Resignation of Lisa Grossman (2)
10.8	June 30, 2014	Resignation of Gabriel Solomon (2)
10.9	June 30, 2014	Loan Agreement between the Company and Lisa Grossman (2)
10.10	June 30, 2014	Promissory Note for $248,831.59 issued to Lisa Grossman (2)
10.11	July 2, 2014	Debt Settlement Agreement between the Company and Yitz Grossman (2)
10.12#	n/a	Form of Employee Stock Option for 2006 Option Holders (3)
10.13#	n/a	Form of Director Stock Option for 2006 Option Holders (3)
10.14#	n/a	Form of Employee Stock Option for 2008 Option Holders (3)
10.15#	n/a	Form of Officer Stock Option for 2008 Option Holders (3)
10.16#	n/a	Form of Director Stock Option for 2008 Option Holders(3)
10.17	August 5, 2014	Form of Lock-up Agreement (3)
10.18	August 5, 2014	Form of Stock Purchase Agreement for Equity Infusion (3)
10.19	August 5, 2014	Form of Private Investor Registration Rights Agreement for Equity Infusion (3)
10.20	August 5, 2014	Demand Registration Rights Agreement (3)
10.21#	August 12, 2014	2014 Stock Award Plan (3)
10.22	August 12, 2014	Interest Transfer Agreement (4)
10.23	August 12, 2014	Replacement Warrant to Steward Capital Holdings (4)
10.24	August 12, 2014	Replacement Warrant to Narkis Gryp Ltd. (4)
10.25	August 12, 2014	Replacement Warrant to Koninklijke Philips Electronics, N.V. (4)
10.26	August 12, 2014	Spin-Out Agreement between the Company and Lisa Grossman (4)
10.27	August 12, 2014	Repurchase Agreement (4)
10.28	September 11, 2014	Securities Purchase Agreement between the Company and certain purchasers, form of (5)

10.29	September 15, 2014	Amendment to Securities Purchase Agreement between the Company and certain purchasers, form of (5)
10.30	December 22, 2010	Distributor Agreement with Philips Medical Systems Nederland BV (7)†
10.31	November 18, 2014	Purchase Order with Philips Medical Systems Nederland BV (7)†
10.32#	May 22, 2015	Employment Agreement between Corindus Vascular Robotics, Inc. and David M. Handler (9)
10.33#	May 22, 2015	Employment Agreement between Corindus Vascular Robotics, Inc. and David W. Long (9)
10.34	n/a	Form of Indemnification Agreement (10)
10.35#	February 23, 2016	Employment Agreement between Corindus Vascular Robotics, Inc. and Mark J. Toland(11)
10.36	March 17, 2016	Letter of Agreement between the Company and David Handler(14)
10.37	June 23, 2016	2014 Stock Award Plan, as amended and restated on June 23, 2016(12)
10.38	September 27, 2016	Directors’ Compensation Policy 2016/2017 as amended and restated effective October 1, 2016(13)
10.39#	October 3, 2016	Employment Agreement between the Company and Jeff Lemaster(13)
10.40	October 24, 2016	First Amendment to Commercial Lease(13)
10.41	February 28, 2017	Securities Purchase Agreement between the Company and certain purchasers, form of(15)
10.42	March 15, 2017	Registration Rights Agreement*
21	n/a	Subsidiaries of the Registrant*
23.1	n/a	Consent of Ernst & Young LLP*
31.1	March 15, 2017	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
31.2	March 15, 2017	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	March 15, 2017	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.* **
32.2	March 15, 2017	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.* **
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 on August 31, 2011.
(2)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on July 7, 2014.
(3)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on August 6, 2014.
(4)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K/A on August 15, 2014.
(5)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on September 16, 2014.
(6)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on November 14, 2014.
(7)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1/A on December 8, 2014.
(8)	Incorporated by reference to the corresponding exhibit filed with our Quarterly Report on Form 10-Q on November 13, 2015.
(9)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1/A on May 26, 2015.
(10)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on January 29, 2016.
(11)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on February 26, 2016.
(12)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on June 29, 2016.
(13)	Incorporated by reference to the corresponding exhibit filed with our Quarterly Report on Form 10-Q on November 9, 2016.
(14)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on March 23, 2016.
(15)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on March 1, 2017.
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted material has been separately filed with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 15, 2017

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

Signature	Capacity	Date

/s/ Mark J. Toland	Chief Executive Officer, President and Director	March 15, 2017
Mark J. Toland	(Principal Executive Officer)

/s/ David W. Long	Chief Financial Officer, Senior Vice President,	March 15, 2017
David W. Long	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Jeffrey C. Lightcap	Chairman	March 15, 2017
Jeffrey C. Lightcap

/s/ Jeffrey Gold	Director	March 15, 2017
Jeffrey Gold

/s/ Gerard Winkels	Director	March 15, 2017
Gerard Winkels

/s/ Campbell Rogers	Director	March 15, 2017
Campbell Rogers

	Director	March 15, 2017
Louis A. Cannon

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Corindus Vascular Robotics, Inc.

We have audited the accompanying consolidated balance sheets of Corindus Vascular Robotics, Inc. as of December 31, 2015 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corindus Vascular Robotics, Inc. at December 31, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2017

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$22,142	$9,183
Marketable securities	20,524	—
Accounts receivable	878	384
Due from related party	—	250
Inventories, net	1,329	1,545
Prepaid expenses and other current assets	591	448
Total current assets	45,464	11,810

Property and equipment, net	1,382	982
Deposits and other assets	157	150
Notes receivable due from stockholders	136	71
Total assets	$47,139	$13,013

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,538	$2,463
Accrued expenses	1,199	1,794
Deferred revenue	701	750
Current portion of long-term debt	4,033	3,755
Total current liabilities:	7,471	8,762

Long-term Liabilities
Deferred revenue, net of current portion	106	129
Other liabilities	42	52
Long-term debt, net of current portion	3,673	—
Total long-term liabilities:	3,821	181
Total liabilities	11,292	8,943

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 118,832,441 shares at December 31, 2015 and 119,025,221 shares at December 31, 2016 issued and outstanding	12	12
Additional paid-in capital	149,489	150,776
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(113,640)	(146,718)
Total stockholders’ equity	35,847	4,070
Total liabilities and stockholders’ equity	$47,139	$13,013

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2015	2016

Revenue	$2,983	$2,729	$2,842
Cost of revenue	4,904	3,724	5,042
Gross loss	(1,921)	(995)	(2,200)

Operating expenses:
Research and development	6,607	10,033	10,313
Selling, general and administrative	13,002	16,143	19,564
Restructuring charge	175	—	—
Total operating expense	19,784	26,176	29,877

Operating loss	(21,705)	(27,171)	(32,077)

Other expense:
Warrant revaluation	(2,421)	—	—
Interest and other expense, net	(415)	(1,592)	(1,001)
Total other expense	(2,836)	(1,592)	(1,001)

Net loss	$(24,541)	$(28,763)	$(33,078)

Net loss per share--basic and diluted	$(0.29)	$(0.25)	$(0.28)

Weighted-average common shares used in computing net loss per share--basic and diluted	84,990,198	113,254,925	119,019,700

Other comprehensive loss:
Net loss	$(24,541)	$(28,763)	$(33,078)
Unrealized gain (loss) on marketable securities	—	(14)	14

Comprehensive loss	$(24,541)	$(28,777)	$(33,064)

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss

	Common Stock, $0.0001 Par Value				Accumulated Deficit
	Shares	Amount				Total
Balance at December 31, 2013	73,360,287	$7	$70,369	$—	$(60,336)	$10,040
Stock-based compensation expense	—	—	377	—	—	377
Reclassification of warrant liability	—	—	5,803	—	—	5,803
Issuance of common stock in connection with reverse acquisition	20,856,300	2	(5)	—	—	(3)
Issuance of common stock to private investor	1,000,000	—	2,000	—	—	2,000
Issuance of common stock in connection with private placement of common stock, net of issuance costs of $1,179	10,666,570	2	25,485	—	—	25,487
Issuance of warrants to purchase common stock	—	—	619	—	—	619
Net loss	—	—	—	—	(24,541)	(24,541)
Balance at December 31, 2014	105,883,157	11	104,648	—	(84,877)	19,782
Stock-based compensation expense	—	—	505	—	—	505
Issuance of common stock in connection with public offering of common stock, net of issuance costs of $794	12,650,000	1	44,391	—	—	44,392
Issuance of common stock upon exercise of stock options	340,345	—	76	—	—	76
Common stock withheld to pay statutory minimum withholding taxes on exercise of stock options	(41,061)	—	(131)	—	—	(131)
Change in fair value of marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(28,763)	(28,763)
Balance at December 31, 2015	118,832,441	12	149,489	(14)	(113,640)	35,847
Stock-based compensation expense	—	—	2,366	—	—	2,366
Issuance of common stock upon exercise of stock options	848,297	—	(338)	—	—	(338)
Issuance of common stock upon exercise of warrants	93,325	—	—	—	—	—
Common stock repurchase and retirement	(748,842)	—	(741)	—	—	(741)
Change in fair value of marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(33,078)	(33,078)
Balance at December 31, 2016	119,025,221	$12	$150,776	$—	$(146,718)	$4,070

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Operating activities
Net loss	$(24,541)	$(28,763)	$(33,078)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of fixed assets	—	—	81
Impairment of property and equipment	—	—	125
Depreciation and amortization	622	706	725
Stock-based compensation expense	377	505	2,366
Write down of inventories	341	—	—
Accretion of interest expense	106	625	422
Accretion of available-for-sale securities	—	(13)	(15)
Warrant revaluation	2,421	—	—
Changes in operating assets and liabilities:
Accounts receivable	(438)	(404)	494
Due from related party	125	—	(250)
Prepaid expenses and other current assets	(80)	(17)	143
Deferred inventory costs	(102)	102	—
Inventories	257	(346)	(216)
Deposits and other assets	24	56	7
Accounts payable, accrued expenses and other liabilities	1,584	(380)	1,530
Deferred revenue	733	73	72
Net cash used in operating activities	(18,571)	(27,856)	(27,594)

Investing activities
Purchases of available-for-sale securities	—	(22,766)	—
Maturities of available-for-sale securities	—	2,241	20,553
Collection of notes receivable	—	—	65
Purchase of property and equipment	(122)	(268)	(531)
Net cash provided by (used in) investing activities	(122)	(20,793)	20,087

Financing activities
Proceeds from issuance of common stock, net of offering costs	27,487	44,392	—
Proceeds from issuance of long term debt and warrants, net of deferred financing costs and discounts	9,890	(50)	—
Proceeds from exercise of stock options	—	76	72
Payment for common stock repurchase and retirement	—	—	(741)
Payments for withholding taxes on stock option exercises	—	(131)	(410)
Payments on long term debt	—	(2,022)	(4,373)
Other	(3)	—	—
Net cash provided by (used in) financing activities	37,374	42,265	(5,452)

Net increase (decrease) in cash and cash equivalents	18,681	(6,384)	(12,959)
Cash and cash equivalents at beginning of period	9,845	28,526	22,142
Cash and cash equivalents at end of period	$28,526	$22,142	$9,183

Supplemental Cash Flow Information
Transfer from inventories to property and equipment in the field	$347	$587	$—
Reclassification of warrant liability to stockholders’ equity	$5,803	$—	$—
Deferred public offering costs in accounts payable and accrued expenses	$50	$—	$—
Interest paid	$266	$976	$652

The accompanying notes are an integral part of the consolidated financial statements.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

1.	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), formerly named Your Internet Defender, Inc. (“YIDI”), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014 (the "Acquisition"). The Company was previously a Nevada corporation, but effective June 28, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sale of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration (“FDA”) to market its CorPath System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build the customer base. While the Company’s device is initially cleared for and are targeting percutaneous coronary intervention (“PCI”) procedures, the Company believes its technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart.

In October 2015, the Company announced that it had received 510(k) clearance from the FDA for its robotic-assisted CorPath System to be used during percutaneous coronary interventions performed via radial access. The 510(k) clearance was based on results of a clinical trial conducted at Spectrum Health, Grand Rapids, Michigan, and St. Joseph’s Hospital Health Center, Syracuse, New York.

On March 29, 2016, the Company announced that it had received 510(k) clearance from the FDA for its robotic-assisted CorPath System for use in peripheral vascular interventions. This 510(k) clearance for peripheral intervention was based on results of a clinical trial known as the RAPID (Robotic-assisted Peripheral Intervention for Peripheral Artery Disease) Study conducted at Medical University Graz in Austria.

On October 27, 2016, the Company announced that it had received 510(k) clearance from the FDA for its CorPath GRX, the second generation of its CorPath System.  The Company began commercial shipment of the CorPath GRX in late January 2017.

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

Liquidity

On March 15, 2017 the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45 million, before deducting offering expenses.

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of December 31, 2016, the Company had an accumulated deficit of $146,718, and borrowings outstanding of $3,755, all of which are contractually due within the next 12 months.

As of December 31, 2016, the Company has cash and cash equivalents of $9,183 and working capital of $3,048. The Company believes that these available resources, along with the financing discussed above, will be sufficient to meet the Company’s cash requirements for at least the next twelve months from March 15, 2017, including funding its anticipated losses and scheduled debt maturities. Additionally, the Company is in compliance with its debt covenant requirements as of December 31, 2016 and expects to remain in compliance throughout 2017. As the Company continues to incur losses, a transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

Accounting standards require management to evaluate the Company’s ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-K (“evaluation period”).  As such, the Company has evaluated whether or not cash on hand, proceeds from the private placement discussed above, and cash generated through operating activities would be sufficient to sustain projected operating activities during the evaluation period. While the Company currently projects it has adequate resources to meet its requirements through at least the next twelve months from March 15, 2017, the Company projects that additional resources may be required subsequent to this time.  Accordingly, the Company has concluded there is no uncertainty about its ability to continue as a going concern throughout the evaluation period.  This assessment must be made by management on a quarterly basis based on the facts and circumstances then in existence.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of December 31, 2016, the Company’s Chief Executive Officer and one of its senior executives represented two of the four voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $18, $386 and $123 for the years ended December 31, 2014, 2015 and 2016, respectively. The entity had assets and liabilities of $56 and $75, respectively, on its balance sheet at December 31, 2015 and had both assets and liabilities of $23 on its balance sheet at December 31, 2016.

Reclassification

Certain amounts as of December 31, 2015 have been reclassified to conform to the current year presentation. As a result of the adoption of Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest, the Company has adopted this guidance retrospectively and reclassified the unamortized deferred financing costs from deposits and other assets to current portion of long-term debt and long-term debt, net of current portion, on the consolidated balance sheets.

Segment Information

The Company operates in one business segment, which is the development, marketing and sale of robotic-assisted vascular intervention devices. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision maker is the Chief Executive Officer.

Revenues from domestic customers were $2,068, $2,684 and $1,867 for the years ending December 31, 2014, 2015 and 2016, respectively. Revenues from international customers in Dubai, Israel, and Kuwait, were $915, $45 and $975 for the years ending December 31, 2014, 2015 and 2016, respectively.

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

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Cash Equivalents

The Company considers highly liquid short-term investments, which consist of money market funds and certificates of deposit, with original maturity dates of three months or less at the date of purchase, to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and other expense. The cost of securities sold is based on the specific identification method. The Company includes interest income on securities classified as available-for-sale in interest and other expense.

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

During 2016, the activity in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the year ended December 31, 2016, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss during the year.

The Company’s marketable securities matured in accordance with stated terms during 2016, and as a result, the Company did not hold any available-for-sale securities at December 31, 2016.

The following table summarizes available-for-sale securities held at December 31, 2015.

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

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

●	Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

●	Level 2 – inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3 – inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis by measurement category:

	December 31, 2015
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,356	$6,107	$249	$—
Marketable securities
U.S. government treasuries	15,876	15,876	—	—
Certificates of deposit	4,648	—	4,648	—
Total assets	$26,880	$21,983	$4,897	$—

	December 31, 2016
	Total	Quoted prices active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$164	$164	$—	$—
Total assets	$164	$164	$—	$—

The Company’s financial instruments of deposits and notes receivable are carried at cost and approximate their fair values given the liquid nature of such items. The fair value of the Company’s long-term debt amounted to $7,715 and $3,759 at December 31, 2015 and 2016, respectively, based on discounted cash flow analysis, which included Level 3 inputs.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Concentrations of Credit Risk and Significant Customers

The Company had the following customers that accounted for greater than 10% of its revenues for the years ended December 31, 2014, 2015 and 2016, respectively:

	For the Year ended December 31,
Customer	2014	2015	2016
A	27%	2%	7%
B	11%	3%	4%
C	11%	5%	13%
D	12%	1%	1%
E	10%	8%	4%
F	—%	13%	1%
G	—%	11%	—%
H	—%	10%	1%
I	—%	—%	28%
J	—%	—%	12%

Customer F accounted for 38% of the Company’s accounts receivable balance at December 31, 2015. Additionally, the Company had one other customer that also accounted for 38% of its accounts receivable balance at December 31, 2015, but did not exceed 10% of its revenues in 2015.

The Company had four other customers that together accounted for 73% of the Company’s accounts receivable balance at December 31, 2016, but none of these customers exceeded 10% of its revenues in 2016. Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance for doubtful accounts, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. The Company’s accounts receivable consist primarily of amounts due from large, well-capitalized customers and while the Company reviews their creditworthiness, collectability is generally not an issue. The Company records an allowance for doubtful accounts, when necessary, based on the potential for collectability issues within the customer base. The Company’s allowance for doubtful accounts was $0 at December 31, 2015 and 2016.

Product Warranty

Customers are permitted to return defective products under the Company’s standard product warranty program. For CorPath Systems, the Company’s standard one-year warranty provides for the repair of any product that malfunctions. Return and replacement can only occur if a material breach of the warranty remains uncured for 30 days. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2014	$61
Provision for warranty obligations	58
Settlements	(51)
Balance at December 31, 2015	68
Provision for warranty obligations	67
Settlements	(78)
Balance at December 31, 2016	$57

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

Property and Equipment

Property and equipment is carried at cost. Major items and betterments are capitalized; maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Software costs that do not meet capitalization criteria are expensed as incurred. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the CorPath System. Field equipment represents internally manufactured capital equipment placed at customer locations under a program that involves the placement of a system at the customer’s site and the customer’s agreement to purchase a minimum number of cassettes each month. As of December 31, 2016, the Company had placed six field equipment units and four units for a customer’s evaluation under such arrangements.

Depreciation on the demonstration equipment is charged to selling, general and administrative and the depreciation on the field equipment is charged to cost of revenue. Depreciation is computed under the straight-line method over the estimated useful lives of the respective assets.

Depreciation is provided over the following estimated asset lives:

Machinery and equipment	5 years
Computer equipment	3 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of life of lease or useful life
Vendor tooling	1.5 - 3 years, based on planned usage
Software	4 years
Demonstration equipment	3 years
Field equipment	3 years

Impairment of Long-Lived Assets

The Company’s long-lived assets principally consist of property and equipment. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and estimated future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. There were no such impairment charges in 2014 or 2015. During 2016, the undiscounted estimated cash flows from certain equipment placed at customer locations was less than the related equipment’s carrying value. As such, the Company recorded an impairment charge of $125 based on the difference between the estimated fair value of the equipment and its carrying value. The impairment charge of $88 and $37 is recorded within cost of revenues and selling, general and administrative, respectively, in the accompanying 2016 consolidated statement of operations.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive loss, a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $14 and $0 as of December 31, 2015 and 2016, respectively.

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

The Company generally enters into multiple element arrangements, which include the sale of a CorPath System with an initial order of CorPath Cassettes, and may include either a basic service plan or a premium service plan. The basic service plan provides for an extended warranty period and the premium service plan provides for the extended warranty as well as component upgrades, when and if they become available during the service period. Deliverables, which are accounted for as separate units of accounting under multiple-element arrangements include: (a) the CorPath System, including installation and initial training, which are subject to customer acceptance and (b) the initial shipment of CorPath Cassettes to the customer, and may include either (c) an extended warranty or (d) component upgrades.

The Company recognizes revenue on multiple-element arrangements in accordance with ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, based on the estimated selling price of each element. In accordance with ASU 2009-13, the Company uses vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. If VSOE is not available, the Company uses third-party evidence (“TPE”) to determine the selling price. If TPE is not available, the Company uses its best estimate to develop the estimated selling price (“BESP”). The Company uses BESP to determine the selling price of its systems as well as the basic and premium service plans. BESP is determined based on estimated costs plus a reasonable margin, and has generally been consistent with the price charged to the customer for such products and services. The determination of BESP also considers the price of the service plans charged to customers when such services are sold separately in subsequent transactions. The Company also uses BESP to determine the selling price of the initial order of cassettes, which considers the price at which it charges its customers when the cassettes are sold separately.

Revenue related to basic and premium service plans is recognized on a straight-line basis over the life of the service contract. Revenue from accessories is recorded upon delivery and services provided by the Company outside of a basic or premium service contract is recognized as the services are provided.  If a revenue arrangement contains an undelivered element, such as an unspecified upgrade, revenues are deferred until delivery is complete.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

There are no performance, cancellation, termination, and refund-type provisions under the Company’s multiple element arrangements.

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. This agreement with Philips expired on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips. At December 31, 2015, there were no amounts outstanding from Philips, while at December 31, 2016, $250 was outstanding.

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

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years. During 2016, the Company issued certain stock-based awards that contain both performance and service-based vesting conditions which vest over periods of up to 25 months.  The Company records expense on these awards when it becomes probable that the performance condition and requisite service will be met. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end.

Prior to the completion of the reverse acquisition, the fair value of the common stock was determined by the Board of Directors after considering a broad range of factors, including the results obtained from an independent third-party valuation, the illiquid nature of an investment in the Company’s Common Stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and recent sale and offer prices of Common and Preferred Stock in private transactions negotiated at arm’s length. Subsequent to the completion of the reverse acquisition, the fair value of the Common Stock was obtained from quoted market prices on the OTCQB as provided by OTC Market Groups, Inc. In connection with the public offering in May 2015, the Company’s Common Stock was approved for listing on the NYSE MKT, where it commenced trading under the symbol “CVRS”. As such, subsequent to this, the Company utilizes quoted market prices to calculate fair value of stock-based awards.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”).

	For the Year ended December 31,
	2014	2015	2016
Risk-free interest rate	1.89-2.01%	1.54-1.97%	1.27-2.45%
Expected term in years	6.25	6.08	6.08-10.00
Expected volatility	50%	50%	48-64%
Expected dividend yield	0%	0%	0%

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

Due to a lack of a public market for the Company’s Common Stock for an extended period of time, the Company utilized comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded net of estimated forfeitures and is adjusted periodically for actual forfeitures. The Company uses historical data to estimate forfeiture rates. For the years ended December 31, 2014, 2015 and 2016, forfeitures were estimated to be 6.0%, 5.0%, and 5.0%, respectively.

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

The Company had warrants outstanding to purchase shares of Series A, D and E Redeemable Convertible Preferred Stock, which converted into warrants to purchase shares of Common Stock at the date of the Acquisition. Prior to the Acquisition, the warrant instruments required mark-to-market accounting which was recorded in the statements of operations based on their fair values determined using the Black-Scholes Model and the fair value of underlying Preferred Stock. The warrant instruments were re-valued for the last time at the date of the Acquisition and reclassified into stockholders’ equity in 2014, and at December 31, 2015 and 2016, the Company did not have a warrant liability.

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

For the years ended December 31, 2014, 2015 and 2016, the Company recorded revenues of $315, $125 and $375, respectively, from shipments to Philips under the distribution agreement. At December 31, 2015, there were no amounts outstanding from Philips, resulting from selling activity under the agreement. At December 31, 2016, amounts due from Philips resulting from selling activity under this agreement totaled $250.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09—Revenue from Contracts with Customers, which amends Accounting Standards Codification Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14—Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The Company is currently assessing the impact of this standard to its consolidated financial statements.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter.  The Company adopted this standard at December 31, 2016 and has concluded that substantial doubt about its ability to continue as a going concern does not exist.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which simplifies several aspects of accounting for share-based payment transactions. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

3.	Inventories

The Company’s inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31,
	2015	2016
Raw material	$483	$578
Work in progress	79	163
Finished goods	767	804
Total	$1,329	$1,545

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

4.	Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives. Depreciation and amortization expense was $622, $706 and $725 for the fiscal years 2014, 2015 and 2016, respectively. Property and equipment consist of the following:

	December 31,
	2015	2016
Machinery and equipment	$441	$561
Computer equipment	286	136
Office furniture and equipment	360	267
Leasehold improvements	70	45
Vendor tooling	715	942
Software	498	554
Demonstration equipment	717	717
Field equipment	1,004	1,004
Construction in progress	126	29
	4,217	4,255
Less accumulated depreciation and amortization	(2,835)	(3,273)
Property and equipment net	$1,382	$982

Construction in progress at December 31, 2015 relates to vendor tooling that is currently in the design and testing stage which will be used in the production of the next generation CorPath System and cassettes. Construction in progress at December 31, 2016 relates to computer software not yet placed in service.

5.	Notes Receivable

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. Total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s Common Stock. Notes receivable in the amount of $136 and $71 were outstanding at December 31, 2015 and 2016, respectively. The Company assessed the notes receivable for impairment and concluded that there was no impairment indicators at December 31, 2015 or 2016. The Company does not believe there is any collection risk associated with the notes receivable at December 31, 2016.

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2016
Payroll and benefits	$79	$751
Professional and consultant fees	444	368
Travel expense	113	43
Product development costs	44	—
Commissions	187	433
Warranty	68	57
Interest	71	33
Other	193	109
Total	$1,199	$1,794

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

7.	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The interest rate on the Initial Promissory Note was 11.75% at December 31, 2016.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The interest rate on the Second Promissory Note was 10.45% at December 31, 2016. The notes are secured by substantially all the assets of the Company.

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

	June 11, 2014	December 31, 2014
Risk-free interest rate	2.5%	2.17%
Expected term in years	10.00	9.44
Expected volatility	50.0%	50.0%
Dividend yield	0.0%	0.0%

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of December 31, 2016.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Borrowings outstanding, net of unamortized discount of $82, amounted to $3,524 at December 31, 2016. The borrowing arrangement will be fully repaid during 2017 with remaining principal payments of $3,606. The Company will also be required to make the additional interest payments of $250, described above, during 2017.

8.	Income Taxes

There was no federal or state provision for income taxes for the years ended December 31, 2014, 2015 or 2016 due to the Company’s operating losses and a full valuation allowance on deferred income tax assets for all periods since inception. All of the Company’s loss before provision for income taxes is attributable to its United States operations.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	Years ended December 31,
	2014	2015	2016
Statutory U.S. federal rate	34.0%	34.0%	34.0%
State income tax	1.7	3.7	1.7
Permanent items	(3.8)	(0.4)	(0.1)
Change in taxing status in Massachusetts to a manufacturer	(4.9)	—	—
Other	(0.7)	(0.5)	—
Change in state tax rate	—	0.7	(0.6)
Federal R&D credit	1.2	1.3	1.1
State R&D and other credits	0.7	0.5	0.5
Change in valuation allowance	(28.2)	(39.3)	(36.6)
Total expense (benefit)	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and the related valuation allowance were as follows:

	Years ended December 31,
	2015	2016
Deferred income tax assets:
Operating loss carryforwards	$30,832	$42,130
Start-up expenditures	2,711	2,351
Property and equipment	28	77
Stock-based compensation expense	788	1,197
Research and development credit carryforwards	1,746	2,258
Accrued expenses and other	482	695
Total deferred income tax assets	36,587	48,708
Valuation allowance	(36,587)	(48,708)
Net deferred income tax assets	$—	$—

The Company has provided a full valuation allowance against the deferred income tax assets, since it has a history of losses, which are all attributable to the U.S. and currently does not have enough positive evidence required under U.S. GAAP to reverse its valuation allowance. Management does not believe it is more likely than not that its deferred tax assets relating to the loss carryforwards and other temporary differences will be realized in the future. For the years ended December 31, 2015 and 2016, the valuation allowance increased by $8,706 and $12,121, respectively, resulting principally from increased operating loss carryforward.

At December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of approximately $114,417 and $70,527, respectively, that can be carried forward and offset against future taxable income.  The Federal net operating loss carryforwards will begin to expire in 2028 and the state NOL carryforwards expire in various amounts, but none before 2023.

Deferred tax assets related to tax benefits of employee share-based compensation have been reduced for stock options exercised in periods in which the Company was in a net operating loss (NOL) position.  Some exercises resulted in excess of previously recorded benefits based on the stock option value at the time of the grant (windfalls).  Although windfalls are reflected in NOL carryforwards in the tax return, the additional tax benefit associated with the windfalls is not recognized until the deduction reduces taxes payable pursuant to U.S. GAAP. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable due to NOL carryforwards, these windfall tax benefits are not reflected in the Company’s NOLs in deferred tax assets.   Windfalls not reflected in the federal and state NOL carryforward were $1,185 and $37, respectively, at December 31, 2016.  Windfalls not reflected in the deferred tax assets as of December 31, 2015 and 2016 were $310 and $118, respectively.

The Company also had federal and state tax credits of approximately $1,580 and $1,026 at December 31, 2016, respectively, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various times beginning in 2029 for federal purposes and 2017 for state purposes.

Utilization of net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions.  The annual limitation may result in the expiration of net operating losses before utilization.  Through December 31, 2016, the Company has completed several financings since its inception which it believes has not resulted in any changes in ownership as defined by Sections 382 and 383 of the Internal Revenue Code. Subsequent ownership changes may further affect the limitation in future years.

    Significant judgment is required in evaluating the Company’s tax positions and in determining the Company’s provision for income taxes.  In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  As of December 31, 2016, the Company was not under audit in any tax jurisdiction.  The U.S. statute of limitations will remain open to examination by the tax authorities until the utilization of net operating loss carryforwards.  The Company accrues interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2015 and 2016, the Company had no shares of preferred stock issued or outstanding.

At December 31, 2016, there were 23,346,336 shares of common stock reserved for the potential exercise of warrants (5,083,219) and stock options (17,523,072), and 740,045 shares that are available for grant under the 2014 Stock Award Plan.

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

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term/Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,778,503	$1.11	5.98	$18,874
Granted	12,596,669	$1.28
Exercised	(848,297)	$0.55
Canceled	(3,003,803)	$0.86
Outstanding at December 31, 2016	17,523,072	$1.30	8.34	$511
Exercisable at December 31, 2016	4,542,639	$0.94	5.64	$511
Vested and expected to vest at December 31, 2016	16,874,050	$1.30	5.98	$511

Stock-based compensation expense was allocated based on the employees’ function as follows:

	Years ended December 31,
	2014	2015	2016
Research and development	$95	$74	$170
Selling, general and administrative	282	431	2,196
	$377	$505	$2,366

The fair value of employee options is estimated on the date of each grant using the Black-Scholes Model. The weighted-average grant date fair value of options granted during the year ended December 31, 2014, 2015 and 2016 were $0.16, $1.80 and $0.65, respectively. As of December 31, 2016, there was approximately $8,080 of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2014 Stock Award Plan. That cost was expected to be recognized over a weighted-average period of 2.99 years.

The total intrinsic value of options exercised in 2016 was $467.

11.	Warrants to Purchase Common Stock

In connection with the Acquisition, the Company exchanged warrants to purchase 201,178 shares of Corindus, Inc. Series A, D and E Redeemable Convertible Preferred Stock at an average exercise price of $26.63 per share to warrants to purchase 5,029,865 shares of the Company’s Common Stock at the average exercise price of $1.07 per share.

Prior to the Acquisition, the warrants were treated as liability instruments and were measured on a recurring basis at their fair value with inputs categorized as Level 3 in the fair value hierarchy. The resulting gain or loss on revaluation was recorded as other income (expense) in the consolidated statements of operations. The Company estimated the fair value of these warrants using the Black-Scholes Model based on the estimated market value of the underlying Redeemable Convertible Preferred Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Redeemable Convertible Preferred Stock. The Company revalued the warrants for the final time at the date of the Acquisition, which resulted in a charge of $2,421 in the accompanying consolidated statement of operations for the year ended December 31, 2014.

The Company also issued warrants to purchase 355,028 shares of the Company’s common stock at $1.41 per share in connection with its outstanding borrowing arrangement as describe in Note 7.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The table below is a roll-forward of the Company’s warrant activity for the year ended December 31, 2016:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2015	5,207,379	$1.08
Granted	—	—
Exercised	(124,160)	0.76
Expired	—	—
Outstanding at December 31, 2016	5,083,219	$1.08

The Company has following warrants outstanding at December 31, 2016:

Exercise Price	Date of Expiration	Number of Warrants
$1.06	October 11, 2017	4,728,191
$1.41	May 28, 2020	355,028
		5,083,219

12.	Commitments and Contingencies

The Company has an operating lease for approximately 26,402 square feet at its corporate headquarters and manufacturing plant in Waltham, Massachusetts, which expires in January 2021. The lease terms include escalating rent payments over the life of the lease and rent expense is recognized over the life of the lease on a straight-line basis. The difference between the amount expensed and actual rent payments are recorded as a deferred rent included within other liabilities in the consolidated balance sheets. In connection with the lease, the Company is required to maintain a security deposit with its landlord. The security deposit is approximately $134 at December 31, 2016 and is included in deposits and other assets in the accompanying consolidated balance sheet. The Company also leases copiers and vehicles under operating leases that expire at various points through 2019.

Total rent expense was $577, $574 and $597 for the years ending December 31, 2014, 2015 and 2016, respectively. At December 31, 2016, the Company’s future minimum lease payments are indicated below:

For Year Ended December 31,	Total Lease Payments
2017	$586
2018	577
2019	648
2020	664
2021	55
$2,530

The Company is subject to potential claims from time to time in the ordinary course of business. At December 31, 2016, the Company is not subject to any significant asserted or unasserted claims.

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

	For the Year ended December 31,
	2014	2015	2016
Options to purchase common stock	8,678,017	8,778,503	17,523,072
Warrants to purchase common stock	5,207,379	5,207,379	5,083,219
Total	13,885,396	13,985,882	22,606,291

14.	Restructuring Charge

During 2014, the Company initiated reductions in workforce to control costs while the Company pursued new financing alternatives. During 2014, the Company recorded $175 in restructuring charges for severance and related costs, which were paid in 2014.

15.	401(k) Plan

The Company has a tax-qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company matches 100% of the participant’s first 3% of eligible contributions plus 50% of the participant’s next 2% of contributions. Amounts expensed related to this plan totaled $185, $215 and $254 in 2014, 2015 and 2016, respectively.

16.	Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited operating results for each of the Company’s quarters in the years ended December 31, 2015 and 2016:

	Fiscal Year 2015 Quarters
	First	Second	Third	Fourth	Year
Revenue	$776	$909	$212	$832	$2,729
Cost of revenue	801	941	722	1,260	3,724
Gross loss	(25)	(32)	(510)	(428)	(995)
Operating expenses	6,747	6,839	6,148	6,442	26,176
Operating loss	(6,772)	(6,871)	(6,658)	(6,870)	(27,171)
Total other expense, net	(397)	(432)	(404)	(359)	(1,592)
Net loss	$(7,169)	$(7,303)	$(7,062)	$(7,229)	$(28,763)
Net loss per share – basic and diluted	$(0.07)	$(0.07)	$(0.06)	$(0.06)	$(0.25)

	Fiscal Year 2016 Quarters
	First	Second	Third	Fourth	Year
Revenue	$1,108	$508	$688	$538	$2,842
Cost of revenue	1,078	1,114	1,220	1,630	5,042
Gross profit (loss)	30	(606)	(532)	(1,092)	(2,200)
Operating expenses	7,275	6,772	7,313	8,517	29,877
Operating loss	(7,245)	(7,378)	(7,845)	(9,609)	(32,077)
Total other expense, net	(382)	(216)	(221)	(182)	(1,001)
Net loss	$(7,627)	$(7,594)	$(8,066)	$(9,791)	$(33,078)
Net loss per share – basic and diluted	$(0.06)	$(0.06)	$(0.07)	$(0.08)	$(0.28)

Note: Quarterly net loss per share amounts may not sum to net loss per share for the year due to rounding.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

17.	Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2016 through the date of filing of the Form 10-K.

On February 9, 2017, the Company executed a distributor agreement with Japan Medicalnext Co. Ltd., a wholly-owned entity of MC Healthcare (subsidiary of Mitsubishi Corporation), in which Japan Medicalnext became the exclusive distributor of Corindus products in Japan and within 30 days will place an initial order for 12 CorPath GRX Systems accompanied by an advance of $2 million toward the purchase price.  As of March 10, 2017, the initial order for 12 CorPath GRX Systems and the advance of $2 million had both been received by the Company.

On March 15, 2017 the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45 million, before deducting offering expenses.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the financing, requiring the Company to register the resale of the shares sold in the private placement. Under the Registration Rights Agreement, the Company will be required to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the closing of the private placement, and to use commercially reasonable efforts to have the registration statement declared effective within 90 days if there is no review by the SEC, and within 120 days in the event of such review. The Registration Rights Agreement also contains piggyback registration rights in favor of the investors and customary indemnification provisions.

In the judgment of management, there were no other material events that impacted the consolidated financial statements or disclosures.