Form 10-Q
period 2017-03-31
Corindus Vascular Robotics, Inc.
filed 2017-05-10
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of May 8, 2017 was 187,080,921.

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2016	March 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$9,183	$45,229
Accounts receivable	384	396
Due from related party	250	—
Inventories, net	1,545	2,385
Prepaid expenses and other current assets	448	396
Total current assets	11,810	48,406

Property and equipment, net	982	952
Deposits and other assets	221	222
Total assets	$13,013	$49,580

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,463	$2,283
Accrued expenses	1,794	2,046
Customer deposits	—	2,000
Deferred revenue	750	852
Current portion of long-term debt	3,755	2,643
Total current liabilities	8,762	9,824

Long-term liabilities:
Deferred revenue, net of current portion	129	110
Other liabilities	52	58
Total long-term liabilities	181	168
Total liabilities	8,943	9,992

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 119,025,221 shares issued and outstanding at December 31, 2016 and 187,080,921 shares issued and outstanding at March 31, 2017	12	19
Additional paid-in capital	150,776	196,172
Accumulated deficit	(146,718)	(156,603)
Total stockholders’ equity	4,070	39,588
Total liabilities and stockholders’ equity	$13,013	$49,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2017

Revenue	$1,108	$777
Cost of revenue	1,078	1,892
Gross profit (loss)	30	(1,115)

Operating expenses:
Research and development	2,310	2,564
Selling, general and administrative	4,965	6,072
Total operating expense	7,275	8,636

Operating loss	(7,245)	(9,751)

Interest and other expense, net	(382)	(134)

Net loss	$(7,627)	$(9,885)

Net loss per share--basic and diluted	$(0.06)	$(0.07)

Weighted-average common shares used in computing net loss per share--basic and diluted	119,046,243	131,880,187

Other comprehensive loss:
Net loss	$(7,627)	$(9,885)
Unrealized gain on marketable securities	18	—
Comprehensive loss	$(7,609)	$(9,885)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock, $0.0001 Par Value		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	119,025,221	$12	$150,776	$(146,718)	$4,070
Stock-based compensation expense	—	—	792	—	792
Issuance of common stock in connection with private placement of common stock, net of issuance costs of $415	68,055,700	7	44,604	—	44,611
Net loss	—	—	—	(9,885)	(9,885)
Balance at March 31, 2017	187,080,921	$19	$196,172	$(156,603)	$39,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2017

Operating activities
Net loss	$(7,627)	$(9,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	41	—
Depreciation and amortization	209	175
Stock-based compensation expense	346	792
Accretion of interest expense	130	57
Accretion of available-for-sale securities	(8)	—
Write down of inventories	—	201
Changes in operating assets and liabilities:
Accounts receivable	(393)	(12)
Due from related party	(125)	250
Prepaid expenses and other current assets	239	52
Inventories	(136)	(1,166)
Deposits and other assets	2	(1)
Accounts payable, accrued expenses, and other liabilities	919	(316)
Customer deposits	—	2,000
Deferred revenue	22	83
Net cash used in operating activities	(6,381)	(7,770)

Investing activities
Maturities of available-for-sale securities	8,873	—
Collections of notes receivable	65	—
Purchase of property and equipment	(18)	(20)
Net cash provided by (used in) investing activities	8,920	(20)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	45,005
Proceeds from exercise of stock options	7	—
Payments on debt	(1,049)	(1,169)
Net cash provided by (used in) financing activities	(1,042)	43,836

Net increase in cash and cash equivalents	1,497	36,046
Cash and cash equivalents at beginning of period	22,142	9,183
Cash and cash equivalents at end of period	$23,639	$45,229

Supplemental Disclosure of Cash Flow Information:
Accrued statutory minimum withholding taxes on stock option exercises	$410	$—
Interest paid	$170	$89
Transfer from inventories to property and equipment in the field	$—	$125
Deferred public offering costs in accounts payable and accrued expenses	$—	$394

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1    Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Delaware corporation, acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014. The Company’s corporate headquarters, manufacturing and research and development facility are in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sales of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities, and raising capital. In July 2012, the Company received clearance from the United States Food and Drug Administration (“FDA”) to market its CorPath System in the United States and shipped its first commercial product under this clearance in September 2012. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build its customer base. While the Company is initially cleared for and is targeting percutaneous coronary intervention (“PCI”) procedures, the Company believes its technology platform has the capability to be developed in the future for other segments of the vascular market, including peripheral vascular, neurointerventional and other more complex cardiac interventions, such as structural heart.

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

On October 27, 2016, the Company announced that it had received 510(k) clearance from the FDA for its CorPath GRX System, the second generation of the CorPath System. The Company began commercial shipment of the CorPath GRX System in late January 2017.

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

Liquidity

On March 15, 2017 the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45,026, before deducting offering expenses of approximately $415. In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the financing, requiring the Company to register the resale of the shares sold in the private placement. Under the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the closing of the private placement. These shares were registered and the registration statement declared effective as of May 1, 2017.  The Registration Rights Agreement also contains piggyback registration rights in favor of the investors and customary indemnification provisions.

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of March 31, 2017, the Company had an accumulated deficit of $156,603 and net borrowings outstanding of $2,643, all of which are contractually due during 2017.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of March 31, 2017, the Company had cash and cash equivalents of $45,229 and working capital of $38,647. The Company believes that these available resources will be sufficient to meet the Company’s cash requirements for a least the next 12 months from May 10, 2017, including funding its anticipated losses and scheduled debt maturities. Additionally, the Company is in compliance with its debt covenant requirements as of March 31, 2017 and expects to remain in compliance throughout 2017. As the Company continues to incur losses, a transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until doing so, intends to fund future operations through additional debt or equity offerings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

Accounting standards require management to evaluate the Company’s ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-Q (“evaluation period”). As such, the Company has evaluated whether or not cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities during the evaluation period. While the Company currently projects it has adequate resources to meet its requirements through at least the next twelve months from May 10, 2017, the Company projects that additional resources may be required subsequent to this time. Accordingly, the Company has concluded there is no uncertainty about its ability to continue as a going concern throughout the evaluation period. This assessment must be made by management on a quarterly basis based on the facts and circumstances then in existence.

Note 2    Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2016 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corindus, Inc. and Corindus Security Corporation. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of both wholly-owned subsidiaries is the U.S. dollar and, therefore, the Company has not recorded any currency translation adjustments.

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of March 31, 2017, the Company’s Chief Executive Officer and one of its senior executives represented two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $42 and $12 for the three months ended March 31, 2016 and 2017, respectively, and other income of $15 for the three months ended March 31, 2017 with no such items recognized during the three months ended March 31, 2016. The entity had assets and liabilities of $22 and $17 respectively, on the Company’s balance sheet at March 31, 2017 and had both assets and liabilities of $23 on its balance sheet at December 31, 2016.

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

Significant Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three month periods ended March 31, 2016 and 2017, respectively:

	Three months ended March 31,
Customer	2016	2017
A	71%	—%
B	11%	—%
C	1%	33%
D	—%	33%

Customer C accounted for 62% of the Company’s accounts receivable balance at March 31, 2017. Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

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

At both December 31, 2016 and March 31, 2017, the Company had only one asset that was measured at fair value on a recurring basis. The Company had cash equivalents totaling approximately $164 at both December 31, 2016 and March 31, 2017 that were valued based on Level l inputs.

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

Cash Equivalents

The Company considers highly liquid short-term investments, which consists of money market funds, to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

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

Customer Deposits

Customer deposits represent cash received from customers for whom related products have not been delivered or services have not yet been performed.

Revenue Recognition

The CorPath System is a capital medical device used by hospitals and surgical centers to perform heart catheterizations. Use of the CorPath System requires a sterile, single-use cassette (the “CorPath Cassette”), which is sold separately, for each procedure. Products are sold to customers with no rights of return. The Company recognizes revenue on the sale of products when the following criteria are met:

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

On January 21, 2011, the Company entered into a distributor agreement with Philips Medical Systems Nederland, B.V. (“Philips”) appointing Philips to be the sole worldwide distributor for the promotion and sale of the Company’s CorPath System. Under the agreement, Philips sold the equipment directly to the end user and the Company was responsible for installation and initial training. Revenue was recognized on a net basis based on the amount billed to Philips and upon acceptance of the system by the end-user customer. This agreement with Philips expired on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips. At December 31, 2016, there was $250 outstanding from Philips and at March 31, 2017, there were no amounts outstanding from Philips included in due from related party in the accompanying condensed consolidated balance sheets.

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

At times, the Company may provide products to customers in exchange for future purchases of products and provision of services. The cost of any such products are included in cost of revenue in the accompanying condensed consolidated statements of operations.

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

The table below is a summary of the Company's warrant activity during the three months ended March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	5,083,219	$1.08
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2017	5,083,219	$1.08

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years. During 2016, the Company issued certain stock-based awards that contain both performance and service-based vesting conditions which vest over periods of up to 25 months. The Company records expense on these awards when it becomes probable that the performance condition and requisite service will be met. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end.  The Company estimates forfeitures when initially recognizing expenses for share-based payment awards.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three months ended March 31, 2016 and 2017 due to the uncertainty regarding future taxable income.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive loss, a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $0 at both December 31, 2016 and March 31, 2017.

New Accounting Pronouncements

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as "Topic 606"). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, but the Company has elected not to early adopt. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the guidance on January 1, 2018 and currently intends to elect the modified retrospective transition approach. The Company is in the process of evaluating the impact of the adoption of Topic 606 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this accounting guidance, inventory is measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017. There was no impact upon the initial adoption as the Company had no inventories which required adjustment to the lower of cost or market at January 1, 2017. However, during the three months ended March 31, 2017, the Company recorded lower of cost or market reserves totaling $201 relating to activity during the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends leasing accounting requirements. The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting and presentation of stock-based payments. The amendments require entities to record all tax effects related to stock-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from the stock-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the stock-based payments including the cash flow presentation was adopted prospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. The Company adopted this standard on January 1, 2017, and since the Company historically has maintained a full valuation allowance on its net deferred tax asset, there was no net impact to the Company’s accumulated deficit or on its net loss per share from the adoption of ASU 2016-09.  As such, adoption of this standard did not have any impact on the Company’s unaudited condensed consolidated financial statements.  The Company elected to continue its practice of estimating forfeitures when recognizing expense for share-based payment awards in each period.

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

Note 3    Inventories

Inventories are valued at the lower of cost or market using the FIFO method and consist of the following:

	December 31, 2016	March 31, 2017
Raw material	$578	$1,158
Work in progress	163	470
Finished goods	804	757
Total	$1,545	$2,385

The Company wrote down inventories by $201 during the three months ended March 31, 2017.

Note 4    Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Initial Promissory Note was 12.0% at March 31, 2017.

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Second Promissory Note was 10.7% at March 31, 2017. The notes are secured by substantially all the assets of the Company.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of March 31, 2017.

Note 5    Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended March 31,
	2016	2017
Research and development	$33	$56
Selling, general and administrative	313	736
Total	$346	$792

The Company granted options to purchase 8,366,906 shares of common stock at exercise prices ranging from $0.99 to $2.03 per share during the three months ended March 31, 2016. The weighted-average fair value of the stock options granted was $0.72 per share for the three months ended March 31, 2016. The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2017.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes Merton option-pricing model for the three months ended March 31, 2016:

Risk-free interest	1.44%-1.58%
Expected term in years	6.08
Expected volatility	52%
Expected dividend yield	0%

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

	Three Months Ended March 31,
	2016	2017
Options to purchase common stock	13,703,113	17,417,388
Warrants to purchase common stock	5,083,219	5,083,219
Total	18,786,332	22,500,607

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 7    Related Party Transactions

Philips Medical Systems Nederland B.V.

On January 21, 2011, Corindus, Inc. entered into a distributor agreement with Philips Medical Systems Nederland B.V. (“Philips”) appointing Philips to be a distributor for the promotion and sale of the Company’s CorPath System. The agreement was terminated on August 7, 2014. The Company continues to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips.

For the three month periods ended March 31, 2016, the Company recorded revenues of $125 from shipments to Philips. There were no revenues from or shipments to Philips during the three months ended March 31, 2017. At December 31, 2016, Philips owed the Company $250 resulting from selling activity under the agreement. There were no amounts outstanding from Philips at March 31, 2017.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. The total amount of notes receivable issued was $145.

The notes receivable are repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $71 at both December 31, 2016 and March 31, 2017, and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company does not believe there is any significant collection risk associated with the notes receivable at March 31, 2017 as substantially all amounts were collected in April 2017.

Private Placement

On March 15, 2017, the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45,026, before deducting offering expenses of approximately $415. The financing round involved a syndicate of top-tier healthcare investors. Existing key investors who participated in this financing including HealthCor Partners Management, the Company’s largest shareholder, Royal Philips, an affiliate of Philips, and Energy Capital. New investors whose participation in this financing resulted in beneficial ownership of greater than 5% of the Company’s common stock included Consonance Capital and Hudson Executive Capital, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2016. The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we announced that we had received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, the first generation of the CorPath System, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning will enable physicians to adjust guide catheter position during procedures, and may expand use of CorPath to more complex cases. We began commercial shipment of the CorPath GRX System in late January, 2017. While the CorPath GRX has been cleared for and we are targeting percutaneous coronary intervention procedures and, for the CorPath 200, an additional indication for peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of March 31, 2017, we had installed 48 CorPath 200 Systems, including three CorPath 200 Systems in hospitals outside of the U.S. Of these 48 Systems, nine have been upgraded to CorPath GRX Systems as of March 31, 2017.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended March 31, 2016 compared to three months ended March 31, 2017

	Three months ended March 31,
	2016	2017	Change
	(in thousands)
Revenue	$1,108	$777	$(331)
Cost of revenue	1,078	1,892	814
Gross profit (loss)	30	(1,115)	(1,145)
Operating expense:
Research and development	2,310	2,564	254
Selling, general and administrative	4,965	6,072	1,107
Total operating expense	7,275	8,636	1,361
Operating loss	(7,245)	(9,751)	(2,506)
Other expense:
Interest and other expense	(382)	(134)	248
Total other expense, net	(382)	(134)	248
Net loss	$(7,627)	$(9,885)	$(2,258)

Revenue

Revenue decreased from $1,108 for the three months ended March 31, 2016 to $777 for the three months ended March 31, 2017 due primarily to the deferral of revenue for three CorPath Systems installed during the three months ended March 31, 2017.

Our revenue associated with CorPath Systems decreased from $875 for the three months ended March 31, 2016 to $231 for the three months ended March 31, 2017.  Our CorPath Systems revenue consists of both new CorPath Systems sold and capital upgrade revenues for upgrades to the CorPath GRX System during the three months ended March 31, 2017. We installed two and three CorPath Systems during the three month periods ended March 31, 2016 and March 31, 2017, respectively.  Despite the increase in CorPath Systems installed, revenue decreased primarily due to the deferral of system revenues for the three CorPath Systems installed during the three months ended March 31, 2017 due to remaining undelivered elements associated with the installations at March 31, 2017.  For the three months ended March 31, 2017, CorPath Systems revenue included $231 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in the quarter. Our average selling price associated with CorPath Systems for which revenue was recognized during the three months ended March 31, 2017 when compared to CorPath Systems for which revenue was recognized during the three months ended March 31, 2016 decreased by 47.2% primarily due to the inclusion of a significant international sale, which had a higher than average selling price, during the three months ended March 31, 2016. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the recent launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing CorPath 200 customers that purchase capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades during the three months ended March 31, 2017 totaled $240 and there were no such items during the three months ended March 31, 2016.

Our revenue for CorPath Cassettes and accessories increased from $153 for the three months ended March 31, 2016 as compared to $199 for the three months ended March 31, 2017. The volume and average price of our CorPath Cassettes and accessories increased by 78 units and decreased by 8.3%, respectively, from the three months ended March 31, 2016 to the three months ended March 31, 2017. Revenues under our CorPath Utilization Program (“CUP”) represented 27.5% and 17.2% for the three months ended March 31, 2016 and 2017, respectively, of our total revenues from the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased from $80 for the three months ended March 31, 2016 as compared to $107 for the three months ended March 31, 2017. The increase relates to revenue recognized under the terms of outstanding service agreements for the three months ended March 31, 2017. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased from $1,078 for the three months ended March 31, 2016 to $1,892 for the three months ended March 31, 2017. Cost of revenue for both the three month periods ended March 31, 2016 and March 31, 2017 included the effect of under-utilization of our production facilities, which we expect will continue for the remainder of 2017. For the three months ended March 31, 2017, cost of revenue included the cost of multiple CorPath GRX system upgrades that were installed pursuant to pre-existing contractual arrangements, and the costs associated with three systems installed during the quarter for which revenue was deferred, as well as we recorded a lower of cost or market reserve of $201 for our CorPath GRX Cassettes due to the higher material and production costs associated with the early stage of our production of these items.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath GRX System and CorPath GRX Cassettes is approximately $200 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross margin decreased from a gross profit of $30 for the three months ended March 31, 2016 to a gross loss of $1,115 for the three months ended March 31, 2017, based on the changes in revenue and cost of revenues as discussed above. For the three months ended March 31, 2017, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses increased from $2,310 for the three months ended March 31, 2016 to $2,564 for the three months ended March 31, 2017 primarily due to increased spending for consulting services of approximately $219 and increased compensation expense of $113 primarily related to employees hired subsequent to March 31, 2016, offset by reduced purchases of prototype materials of approximately $252 in the three months ended March 31, 2017.

Selling, General and Administrative

Selling, general and administrative expenses increased from $4,965 for the three months ended March 31, 2016 to $6,072 for the three months ended March 31, 2017. This increase is primarily due to increased compensation expense of $744 for employees hired subsequent to March 31, 2016 and incremental stock-based compensation expense of $423 associated with stock options granted in 2016.

Interest and Other Expense, net

Interest and other expense decreased from $382 for the three months ended March 31, 2016 to $134 for the same period in 2017. The interest and other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in interest and other expense for the three months ended March 31, 2017 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance as a result of contractual principal payments made during the past year.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Our management does not contemplate attaining profitable operations until 2019, nor is there any assurance that such an operating level can ever be achieved. Since inception, we have financed our operations primarily through private sales of capital stock, a public offering of common stock in May 2015 and borrowing arrangements totaling approximately $200.9 million, as well as limited revenues from the sale of our products.

On February 28, 2017, we entered into a Purchase Agreement with multiple investors relating to the issuance and sale of shares of our common stock in a private placement. At the closing of the private placement on March 15, 2017, we sold an aggregate of 68,055,700 shares of common stock at $0.6616 per share for an aggregate gross purchase price of approximately $45 million, before deducting offering expenses of approximately $415 thousand.

As of March 31, 2017, we had an accumulated deficit of $156.6 million.  We also had outstanding borrowings of $2.6 million, all of which is contractually due during the remainder of 2017.

At March 31, 2017, we had cash and cash equivalents of $45.2 million and working capital of $38.6 million. We believe that these resources will be sufficient to meet our cash requirements for at least 12 months from May 9, 2017, including funding anticipated losses and scheduled debt maturities. Additionally, we are in compliance with our debt covenant requirements as of March 31, 2017, and expect to remain in compliance throughout 2017. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional debt or equity offerings. There can be no assurances; however, that additional funding will be available on terms acceptable to us, if at all.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes. The Initial Note was made on June 11, 2014 (the “Initial Note”) and the Second Note was made on December 31, 2014 (the “Second Note” and, together with the Initial Note, the “Secured Promissory Notes”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 thousand due no later than October 1, 2017, which is accreted over the term of the loan. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 thousand due no later than October 1, 2017, which is accreted over the term of the loan. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan and Security Agreement. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement.  Future principal payments under the borrowing arrangement as of March 31, 2017 total $2.4 million and are contractually due during the remainder of 2017.

In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Net cash used in operating activities	$(6,381)	$(7,770)
Net cash provided by (used in) investing activities	$8,920	$(20)
Net cash provided by (used in) financing activities	$(1,042)	$43,836

Operating Activities

Operating activities used cash of $6,381 for the three months ended March 31, 2016 compared to $7,770 for the three months ended March 31, 2017. The $1,389 increase in the use of cash for operating activities was due primarily to the increase in the net loss and increased inventory purchases offset by an increase in customer deposits and other changes in working capital.

Investing Activities

Net cash provided by investing activities was $8,920 for the three months ended March 31, 2016 compared to net cash used in investing activities of $20 for the three months ended March 31, 2017. The change was primarily due to maturities of available-for-sale securities in the first quarter of 2016 with no similar activity in the first quarter of 2017.

Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities totaled $1,042 and was due to contractual payments on long-term debt. Net cash provided by financing activities for the three months ended March 31, 2017 totaled $43,836 and was due to proceeds from the issuance of common stock in a private placement offset by contractual payments on long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes in the quarter ended March 31, 2017 related to our contractual obligations as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 15, 2017.

Recently Issued Accounting Standards

In May 2014, August 2015, April 2016 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as "Topic 606"). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, but we have elected not to early adopt. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the guidance on January 1, 2018 and currently intend to elect the modified retrospective transition approach. We are currently in the process of evaluating the impact of the adoption of Topic 606 on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. We adopted this standard effective January 1, 2017. There was no impact upon the initial adoption as we had no inventories which required adjustment to the lower of cost or market at January 1, 2017. However, during the three months ended March 31, 2017, we recorded lower of cost or market reserves totaling $201 relating to activity during the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends leasing accounting requirements. The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting and presentation of stock-based payments. The amendments require entities to record all tax effects related to stock-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from the stock-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the stock-based payments including the cash flow presentation was adopted prospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. We adopted this standard on January 1, 2017, and since we have historically maintained a full valuation allowance on our net deferred tax asset, there was no net impact to our accumulated deficit or on our net loss per share from the adoption of ASU 2016-09.  As such, adoption of this standard did not have any impact on our unaudited condensed consolidated financial statements.  We elected to continue our practice of estimating forfeitures when recognizing expense for share-based payment awards in each period.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retroactively, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

The words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “potential,” “should,” “intend,” “continue,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $45.2 million as of March 31, 2017. The cash and cash equivalents as of March 31, 2017 consist of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities.

We pay interest on our outstanding debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our debt, including the current portion, was $2.6 million at March 31, 2017. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2017, we closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45 million, before deducting offering expenses of approximately $415. We intend to use the proceeds of this offering for general corporate purposes, and to fund our ongoing growth, including global commercialization of our recently FDA-cleared next-generation CorPath GRX System.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document
10.1	03/01/17	Securities Purchase Agreement(1)

10.2	03/15/17	Registration Rights Agreement(2)

31.1	05/10/17	Certification of Principal Executive Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	05/10/17	Certification of Principal Financial Officer of Periodic Report pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.*

32.1	05/10/17	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	05/10/17	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1) Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K on March 1, 2017.

(2) Incorporated by reference to the corresponding exhibit filed with our Annual Report on Form 10-K on March 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2017

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President