Form 10-Q
period 2017-06-30
Corindus Vascular Robotics, Inc.
filed 2017-08-09
CIK 1528557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of August 7, 2017 was 187,296,813.

CORINDUS VASCULAR ROBOTICS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEX

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$35,244	$9,183
Accounts receivable	442	384
Due from related party	—	250
Inventories, net	2,633	1,545
Prepaid expenses and other current assets	430	448
Total current assets	38,749	11,810

Property and equipment, net	909	982
Deposits and other assets	149	221
Total assets	$39,807	$13,013

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,878	$2,463
Accrued expenses	2,195	1,794
Customer deposits	1,038	—
Deferred revenue	955	750
Current portion of long-term debt	1,476	3,755
Total current liabilities	7,542	8,762

Long-term liabilities:
Deferred revenue, net of current portion	193	129
Other liabilities	63	52
Total long-term liabilities	256	181
Total liabilities	7,798	8,943

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 187,296,813 shares issued and outstanding at June 30, 2017 and 119,025,221 shares issued and outstanding at December 31, 2016	19	12
Additional paid-in capital	197,007	150,776
Accumulated deficit	(165,017)	(146,718)
Total stockholders’ equity	32,009	4,070
Total liabilities and stockholders’ equity	$39,807	$13,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$2,258	$508	$3,035	$1,616
Cost of revenue	2,200	1,114	4,092	2,192
Gross profit (loss)	58	(606)	(1,057)	(576)

Operating expenses:
Research and development	2,489	2,335	5,053	4,645
Selling, general and administrative	5,906	4,437	11,978	9,402
Total operating expense	8,395	6,772	17,031	14,047

Operating loss	(8,337)	(7,378)	(18,088)	(14,623)

Interest and other expense, net	(77)	(216)	(211)	(598)

Net loss	$(8,414)	$(7,594)	$(18,299)	$(15,221)

Net loss per share--basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.13)

Weighted-average common shares used in computing net loss per share--basic and diluted	187,190,228	119,049,519	159,687,997	119,047,881

Other comprehensive loss:
Net loss	$(8,414)	$(7,594)	$(18,299)	$(15,221)
Unrealized gain on marketable securities	—	5	—	23
Comprehensive loss	$(8,414)	$(7,589)	$(18,299)	$(15,198)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	119,025,221	$12	$150,776	$(146,718)	$4,070
Stock-based compensation expense	—	—	1,578	—	1,578
Issuance of common stock in connection with private placement of common stock, net of issuance costs of $415	68,055,700	7	44,604	—	44,611
Issuance of common stock upon exercise of stock options	215,892	—	49	—	49
Net loss	—	—	—	(18,299)	(18,299)
Balance at June 30, 2017	187,296,813	$19	$197,007	$(165,017)	$32,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(18,299)	$(15,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	59
Depreciation and amortization	368	387
Stock-based compensation expense	1,578	984
Accretion of interest expense	91	244
Accretion of available-for-sale securities	—	(14)
Write down of inventories	260	—
Changes in operating assets and liabilities:
Accounts receivable	(58)	747
Due from related party	250	—
Prepaid expenses and other current assets	18	185
Inventories	(1,596)	(238)
Deposits and other assets	1	4
Accounts payable, accrued expenses, and other liabilities	(173)	152
Customer deposits	1,038	—
Deferred revenue	269	(277)
Net cash used in operating activities	(16,253)	(12,988)

Investing activities
Maturities of available-for-sale securities	—	15,573
Collections of notes receivable	71	65
Purchase of property and equipment	(47)	(147)
Net cash provided by investing activities	24	15,491

Financing activities
Proceeds from issuance of common stock, net of issuance costs	44,611	—
Proceeds from exercise of stock options	49	7
Payment for common stock repurchase and retirement	—	(741)
Payments for withholding taxes on stock option exercises	—	(410)
Payments on debt	(2,370)	(2,126)
Net cash provided by (used in) financing activities	42,290	(3,270)

Net increase (decrease) in cash and cash equivalents	26,061	(767)
Cash and cash equivalents at beginning of period	9,183	22,142
Cash and cash equivalents at end of period	$35,244	$21,375

Supplemental Disclosure of Cash Flow Information:
Interest paid	$126	$385
Transfer from inventories to property and equipment in the field	$248	$—

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

Liquidity

On March 15, 2017, the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45,026 before deducting offering expenses of approximately $415. In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the financing, requiring the Company to register the resale of the shares sold in the private placement. Under the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the closing of the private placement. These shares were registered and the registration statement declared effective as of May 1, 2017. The Registration Rights Agreement also contains piggyback registration rights in favor of the investors and customary indemnification provisions.

The Company has incurred losses since inception and has funded its operations primarily through the issuance of capital stock and debt. As of June 30, 2017, the Company had an accumulated deficit of $165,017 and net borrowings outstanding of $1,476, all of which are contractually due during 2017.

As of June 30, 2017, the Company had cash and cash equivalents of $35,244 and working capital of $31,207.  The Company anticipates that these available resources, along with cash generated from operating activities, will be sufficient to meet the Company’s cash requirements for a least the next 12 months from August 9, 2017, including funding its anticipated losses and scheduled debt maturities.  Additionally, the Company is in compliance with its debt covenant requirements as of June 30, 2017 and expects to remain in compliance throughout 2017.

Accounting standards require management to evaluate the Company's ability to continue as a going concern for a period of one year subsequent to the date of the filing of the Form 10-Q ("evaluation period").  As such, the Company has evaluated whether or not cash and cash equivalents on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 9, 2017.  The Company anticipates that its current resources, along with cash generated from operations, will be sufficient to meet its cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities.  However, if the Company is unable to substantially achieve its operating plans, the Company’s existing capital resources at June 30, 2017 would not be sufficient to support the current operating plan through the evaluation period. The Company expects to seek additional funds from a combination of dilutive or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If the Company does not generate sufficient cash flows from operations or obtain sufficient funds when needed, the Company expects it would scale back its operating plan by deferring or limiting some or all of its capital spending and discretionary compensation payouts, reducing its spending on travel, clinical trial and prototypes, or eliminating planned headcount additions. Because such contingency plans have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As the Company continues to incur losses, its transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until doing so, the Company intends to fund future operations through additional dilutive or non-dilutive financings.  There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2	Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2016 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of June 30, 2017, the Company’s Chief Executive Officer and one of its senior executives represented two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties which are controlled by a company, the Company has consolidated the financial statements of the entity and recognized expenses of $34 and $40 for the three months ended June 30, 2017 and 2016, respectively, and $46 and $82 for the six months ended June 30, 2017 and 2016, respectively, and other income of $0 and $15 for the three and six months ended June 30, 2017, respectively, with no such items recognized during the three and six months ended June 30, 2016. The entity had assets and liabilities of $13 and $28, respectively, on the Company’s balance sheet at June 30, 2017 and had both assets and liabilities of $23 on its balance sheet at December 31, 2016.

Segment Information

The Company operates in one business segment, which is the development, marketing and sales of robotic-assisted vascular interventions. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision-maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision-maker is the Chief Executive Officer.

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

Significant Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three and six month periods ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30,
Customer	2017	2016	2017	2016
A	34%	—%	25%	—%
B	29%	—%	22%	—%
C	14%	—%	10%	—%
D	—%	31%	1%	11%
E	—%	11%	—%	4%
F	—%	—%	—%	48%

Customer C and one other customer accounted for 71% and 10%, respectively, of the Company’s accounts receivable balance at June 30, 2017. Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

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

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

●	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 - inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3 - inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

At both June 30, 2017 and December 31, 2016, the Company had only one asset that was measured at fair value on a recurring basis. The Company had cash equivalents totaling approximately $20,169 and $164 at June 30, 2017 and December 31, 2016, respectively, that were valued based on Level l inputs.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. The Company routinely monitors the recoverability of its inventory and records the lower of cost or market reserves based on current selling prices and reserves for excess and obsolete inventory based on historical and forecasted usage, as required. Scrap and excess manufacturing costs are charged to cost of revenue as incurred and not capitalized as part of inventories. The Company only capitalizes pre-launch inventories when purchased for commercial use and it deems regulatory approval to be probable.

Customer Deposits

Customer deposits represent cash received from customers for related products that have not been delivered or services that have not yet been performed.

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

The Company also sells CorPath Cassettes under a CorPath Utilization Program (“CUP”), which is a multi-year arrangement that involves the placement of a CorPath System at a customer’s site free of charge and the customer agrees to purchase a minimum number of CorPath Cassettes each month at a premium over the regular price. The Company records revenue upon shipment of the CorPath Cassettes based on their selling price. The CorPath System is capitalized as field equipment in property and equipment and is depreciated on a straight line basis through cost of revenue over the estimated useful life of the CorPath System, which generally approximates the length of the CUP program contract, which is typically 36 months.

At times, the Company may provide products to customers in exchange for future purchases of products and provision of services. The cost of any such products are included in cost of revenue in the accompanying condensed consolidated statements of operations.

The Company also uses a One-Stent Program to demonstrate its confidence in the CorPath System’s ability to help accurately measure anatomy and precisely place only one stent per lesion. The Company provides eligible customers registered under the program a $1 credit against future CorPath Cassette purchases for a qualifying CorPath PCI procedure which uses more than one stent per lesion. The estimated cost of honoring the potential obligation under the program is recorded as a reduction of revenue at the time of shipment. These costs have not been significant to date.

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

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,083,219	$1.08
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2017	5,083,219	$1.08

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two to four years. During 2016, the Company issued certain stock-based awards that contain both performance and service-based vesting conditions which vest over periods of up to 25 months. The Company records expense on these awards when it becomes probable that the performance condition and requisite service will be met. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end. The Company estimates forfeitures when initially recognizing expenses for share-based payment awards.

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three or six months ended June 30, 2017 and 2016 due to the uncertainty regarding future taxable income.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive loss, a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $0 at both June 30, 2017 and December 31, 2016.

New Accounting Pronouncements

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as “Topic 606”). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the guidance on January 1, 2018 and currently intends to elect the modified retrospective transition approach only to contracts that are not completed as of this date. The Company has developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. While the Company has an installed base of 51 CorPath Systems as of June 30, 2017, a large number of those installations have been assessed and will not be impacted by the implementation of Topic 606 since the Company has determined there will be no future performance obligations under those arrangements upon adoption. As a result, the Company has currently identified a limited number of contracts for which there will be future performance obligations. The Company continues to make progress in its assessment and implementation of the new standard and is continuing the process of evaluating the impact of the adoption of Topic 606 on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

Note 3	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	June 30, 2017	December 31, 2016
Raw material	$1,189	$578
Work in progress	659	163
Finished goods	785	804
Total	$2,633	$1,545

The Company wrote down inventories by $59 and $260 during the three and six months ended June 30, 2017, respectively.

Note 4	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and is repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Initial Promissory Note bears interest at a rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Initial Promissory Note was 12.0% at June 30, 2017.

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory Note is also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. Prior to July 1, 2015, the Company was required to make interest only payments. The Second Promissory Note bears interest at a rate equal to the greater of (a) 9.95% or (b) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and also includes an additional interest payment of $125 due no later than October 1, 2017, which is accreted over the term of the loan. The effective interest rate of the Second Promissory Note was 10.7% at June 30, 2017. The notes are secured by substantially all the assets of the Company.

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

The Loan and Security Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Loan and Security Agreement also contains financial reporting obligations. An event of default under the Loan and Security Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in the Company’s business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Loan and Security Agreement. The Company was not in default of any conditions under the Loan and Security Agreements as of June 30, 2017.

Note 5	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$61	$35	$117	$68
Selling, general and administrative	725	603	1,461	916
Total	$786	$638	$1,578	$984

The Company granted options to purchase 1,442,326 shares of common stock at exercise prices ranging from $1.17 to $1.85 per share during the six months ended June 30, 2017. The Company granted options to purchase 9,358,906 shares of common stock at exercise prices ranging from $0.99 to $2.03 per share during the six months ended June 30, 2016. The weighted-average fair value of the stock options granted was $0.81 and $0.73 per share for the six months ended June 30, 2017 and 2016, respectively.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model:

	Six Months Ended June 30,
	2017	2016
Risk-free interest	1.87%-2.38%	1.41%-1.58%
Expected term in years	6-10 years	6.08
Expected volatility	55%-63%	52%-53%
Expected dividend yield	0%	0%

CORINDUS VASCULAR ROBOTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On June 22, 2017, the stockholders of the Company approved an amendment to the Company’s Amended and Restated 2014 Stock Award Plan to increase the number of shares of common stock available for issuance under the plan by 4,038,144 shares, from 18,661,856 shares to 22,700,000 shares (the “Plan Amendment”). The Plan Amendment was previously adopted by the Company’s Board of Directors, subject to stockholder approval, and became effective upon the receipt of stockholder approval at the Company’s Annual Meeting.

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

	As of June 30,
	2017	2016
Options to purchase common stock	18,595,647	14,606,934
Warrants to purchase common stock	5,083,219	5,083,219
Total	23,678,866	19,690,153

Note 7	Related Party Transactions

Philips Medical Systems, Nederland B.V.

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

There were no revenues from or shipments to Philips during the six months ended June 30, 2017. For the six month period ended June 30, 2016, the Company recorded revenues of $125 from shipments to Philips. There were no amounts outstanding from Philips at June 30, 2017 resulting from selling activity under the agreement. At December 31, 2016, Philips owed the Company $250 resulting from selling activity under the agreement.

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. The total amount of notes receivable issued was $145.

The notes receivable were repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $71 at December 31, 2016, and were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The notes receivable were collected during 2017.

Private Placement

On March 15, 2017, the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45,026 before deducting offering expenses of approximately $415. The financing round involved a syndicate of top-tier healthcare investors. Existing key investors who participated in this financing including HealthCor Partners Management, the Company’s largest shareholder, Royal Philips, an affiliate of Philips, and Energy Capital. New investors whose participation in this financing resulted in beneficial ownership of greater than 5% of the Company’s common stock included Consonance Capital and Hudson Executive Capital, L.P.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the United States Food and Drug Administration (“FDA”) to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we announced that we had received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, the first generation of the CorPath System, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning will enable physicians to adjust guide catheter position during procedures and may expand use of CorPath to more complex cases. We began commercial shipment of the CorPath GRX System in late January 2017. While the CorPath GRX has been cleared for and we are targeting percutaneous coronary intervention procedures, and the CorPath 200 for an additional indication for peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular market, including neurointerventional and other more complex cardiac interventions such as structural heart. As of June 30, 2017, we have installed 51 CorPath Systems, including three CorPath Systems in hospitals outside of the U.S. Of these 51 CorPath Systems, there are 35 CorPath 200 Systems and 16 CorPath GRX Systems installed as of June 30, 2017. Additionally, as of June 30, 2017, we shipped two CorPath Systems that were accepted by a distributor.  During 2017, the majority of our consumable revenues relate to the CorPath GRX.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three months ended June 30,
	2017	2016	Change
	(in thousands)
Revenue	$2,258	$508	$1,750
Cost of revenue	2,200	1,114	1,086
Gross profit (loss)	58	(606)	664
Operating expense:
Research and development	2,489	2,335	154
Selling, general and administrative	5,906	4,437	1,469
Total operating expense	8,395	6,772	1,623
Operating loss	(8,337)	(7,378)	(959)
Interest and other expense, net	(77)	(216)	139
Net loss	$(8,414)	$(7,594)	$(820)

Revenue

Revenue increased to $2,258 for the three months ended June 30, 2017 from $508 for the three months ended June 30, 2016 due primarily to the increase in CorPath Systems and capital upgrade installations during the three months ended June 30, 2017.

Our revenue associated with CorPath Systems increased to $1,662 for the three months ended June 30, 2017 from $28 for the three months ended June 30, 2016. We installed three new CorPath Systems during the three month period ended June 30, 2017, but none during the three month period ended June 30, 2016. Additionally, CorPath System revenues included revenues related to two CorPath Systems shipped and accepted by a distributor during the three month period ended June 30, 2017. For the three months ended June 30, 2017, CorPath System revenues included $256 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in the quarter. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the recent launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing CorPath 200 customers that purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades during the three months ended June 30, 2017 totaled $300 and there were no such items during the three months ended June 30, 2016.

Our revenue for CorPath Cassettes and accessories increased to $175 for the three months ended June 30, 2017 as compared to $135 for the three months ended June 30, 2016. The volume and average price of our CorPath Cassettes and accessories increased by 95 units and decreased by 14.0%, respectively, from the three months ended June 30, 2016 to the three months ended June 30, 2017. Revenues under our CorPath Utilization Program (“CUP”) represented 12.5% and 20.9% for the three months ended June 30, 2017 and 2016, respectively, of our total revenues from the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed decreased to $121 for the three months ended June 30, 2017 as compared to $345 for the three months ended June 30, 2016. The decrease relates to revenue recognized under the terms of outstanding service agreements for the three months ended June 30, 2017. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether our customers elect to purchase service contracts with their CorPath Systems to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to $2,200 for the three months ended June 30, 2017 from $1,114 for the three months ended June 30, 2016. Cost of revenue for both the three month periods ended June 30, 2017 and June 30, 2016 included the effect of under-utilization of our production facilities, which we expect will continue for the remainder of 2017.  Cost of revenues for the three months ended June 30, 2017 also includes the cost of CorPath GRX System upgrades installed pursuant to contractual service arrangements with no corresponding revenue in the period.

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

Gross Profit (Loss)

Our gross margin increased to a gross profit of $58 for the three months ended June 30, 2017 from a gross loss of $606 for the three months ended June 30, 2016 based on the changes in revenue and cost of revenues as discussed above. For the three months ended June 30, 2017, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a minimal gross profit.

Research and Development

Research and development expenses increased to $2,489 for the three months ended June 30, 2017 from $2,335 for the three months ended June 30, 2016 primarily due to increased compensation expense of $268 primarily related to investment in employees hired subsequent to June 30, 2016, and increased international regulatory costs of $99, offset by reduced purchases of prototype materials due to the launch of CorPath GRX of approximately $153 in the three months ended June 30, 2017.

Selling, General and Administrative

Selling, general and administrative expenses increased to $5,906 for the three months ended June 30, 2017 from $4,437 for the three months ended June 30, 2016 primarily due to increased compensation expense of $1,238 primarily for sales-related employees hired subsequent to June 30, 2016, increased travel-related expenses of $130, and incremental stock-based compensation expense of $122 associated with stock options granted in 2016 and 2017.

Interest and Other Expense, net

Interest and other expense decreased to $77 for the three months ended June 30, 2017 from $216 for the same period in 2016. The interest and other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in interest and other expense for the three months ended June 30, 2017 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance as a result of contractual principal payments made during the past year.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six months ended June 30,
	2017	2016	Change
	(in thousands)
Revenue	$3,035	$1,616	$1,419
Cost of revenue	4,092	2,192	1,900
Gross loss	(1,057)	(576)	(481)
Operating expense:
Research and development	5,053	4,645	408
Selling, general and administrative	11,978	9,402	2,576
Total operating expense	17,031	14,047	2,984
Operating loss	(18,088)	(14,623)	(3,465)
Interest and other expense, net	(211)	(598)	387
Net loss	$(18,299)	$(15,221)	$(3,078)

Revenue

Revenue increased to $3,035 for the six months ended June 30, 2017 from $1,616 for the six months ended June 30, 2016 due primarily to the increase in CorPath Systems and capital upgrades installed during the six months ended June 30, 2017.

Our revenue associated with CorPath Systems increased to $1,894 for the six months ended June 30, 2017 from $903 for the six months ended June 30, 2016. We installed six and two CorPath Systems during the six month periods ended June 30, 2017 and 2016, respectively. Additionally, CorPath System revenues included revenues related to two CorPath Systems shipped and accepted by a distributor during the six month period ended June 30, 2017. For the six months ended June 30, 2017, CorPath Systems revenue included $487 of previously deferred CorPath System revenue where the customer arrangements included a previously undelivered item that was completed in 2017. Our average selling price associated with CorPath Systems for which revenue was recognized during the six months ended June 30, 2017 when compared to CorPath Systems for which revenue was recognized during the six months ended June 30, 2016 decreased by 46.3% primarily due to the inclusion of a significant international sale, which had a higher than average selling price, during the six months ended June 30, 2016. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of Systems sold and the average selling price of Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the recent launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades during the six months ended June 30, 2017 totaled $540 and there were no such items during the six months ended June 30, 2016.

Our revenue for CorPath Cassettes and accessories increased to $374 for the six months ended June 30, 2017 as compared to $288 for the six months ended June 30, 2016. The volume and average price of our CorPath Cassettes and accessories increased by 173 units and decreased by 11.2%, respectively, from the six months ended June 30, 2017 to the six months ended June 30, 2016. Revenues under our CorPath Utilization Program (“CUP”) represented 14.9% and 24.4% for the six months ended June 30, 2017 and 2016, respectively, of our total revenues from the sale of consumables. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed decreased to $227 for the six months ended June 30, 2017 as compared to $425 for the six months ended June 30, 2016 related to revenue recognized under the terms of outstanding service agreements for the six months ended June 30, 2017. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether to customers elect to purchase service contracts with their CorPath Systems to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to $4,092 for the six months ended June 30, 2017 from $2,192 for the six months ended June 30, 2016. Cost of revenue for both the six month periods ended June 30, 2017 and June 30, 2016 included the effect of under-utilization of our production facilities, which we expect will continue for the remainder of 2017. For the six months ended June 30, 2017, cost of revenue included the cost of multiple CorPath GRX System upgrades that were installed pursuant to pre-existing and new contractual arrangements, and the costs associated with eight Systems installed during 2017, as well as our recording a lower of cost or market reserve of $260 for our CorPath GRX Cassettes due to the higher material and production costs associated with the early stage of our production of these items.

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

Gross Profit (Loss)

Our gross margin decreased to a gross loss of $1,057 for the six months ended June 30, 2017 from a gross loss of $576 for the six months ended June 30, 2017 based on the changes in revenue and cost of revenues as discussed above. For the six months ended June 30, 2017, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses increased to $5,053 for the six months ended June 30, 2017 from $4,645 for the six months ended June 30, 2016 primarily due to increased compensation expense of $435 primarily related to employees hired subsequent to June 30, 2016, increased spending for consulting services of approximately $231 and increased international regulatory costs of $99, offset by reduced purchases of prototype materials of approximately $358 in the six months ended June 30, 2017.

Selling, General and Administrative

Selling, general and administrative expenses increased to $11,978 for the six months ended June 30, 2017 from $9,402 for the six months ended June 30, 2016 primarily due to increased compensation expense of $1,982 primarily for sales-related employees hired subsequent to June 30, 2016, incremental stock-based compensation expense of $545 associated with stock options granted in 2016 and 2017, and increased travel-related expenses of $266 offset by a reduction in consulting fees of $197.

Interest and Other Expense, net

Interest and other expense decreased to $211 for the six months ended June 30, 2017 from $598 for the six months ended June 30, 2016. The interest and other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in interest and other expense for the three months ended June 30, 2017 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance as a result of contractual principal payments made during the past year.

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

As of June 30, 2017, we had an accumulated deficit of $165.0 million. We also had outstanding borrowings of $1.5 million, all of which is contractually due during the remainder of 2017.

At June 30, 2017, we had cash and cash equivalents of $35.2 million and working capital of $31.2 million.  We anticipate that these resources, along with cash generated from operations, will be sufficient to meet our cash requirements for at least 12 months from August 9, 2017, including funding anticipated losses and scheduled debt maturities.  However, if we are unable to substantially achieve our operating plans, our existing capital resources at June 30, 2017 would not be sufficient to support the current operating plan through August 9, 2018. We expect to seek additional funds from a combination of dilutive and non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations or obtain sufficient funds when needed, we expect we would scale back our operating plan by deferring or limiting some or all of our capital spending and discretionary compensation payouts, reducing our spending on travel, clinical trial and prototypes, or eliminating planned headcount additions. Because such contingency actions have not been finalized (because the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor our contingency plans to mitigate the risk and extend cash resources through August 9, 2018, are considered probable, substantial doubt is deemed to exist about our ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure.  We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings.  There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

On June 11, 2014, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) pursuant to which the lender agreed to make available to Corindus, Inc. $10 million in the aggregate under two $5 million secured promissory notes. The Initial Note was made on June 11, 2014 (the “Initial Note”) and the Second Note was made on December 31, 2014 (the “Second Note” and, together with the Initial Note, the “Secured Promissory Notes”). The Secured Promissory Notes are repayable over a term of 27 months which began on July 1, 2015. The Initial Note bears interest at a rate equal to the greater of (w) 11.25% or (x) 11.25% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 thousand due no later than October 1, 2017, which is accreted over the term of the loan. The Second Note bears interest at a rate equal to the greater of (y) 9.95% or (z) 9.95% plus the Wall Street Journal Prime Rate, less 3.25%, and includes an additional interest payment of $125 thousand due no later than October 1, 2017, which is accreted over the term of the loan. The borrowings require a final payment in the amount of $0.3 million in addition to the interest and principal amounts due during the term of the Loan and Security Agreement. The Loan and Security Agreement also contains, among other things, covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, financial reporting obligations, asset sales, share repurchase and other restricted payments, subject to certain exceptions. In addition, the Loan and Security Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Loan and Security Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of our ability to perform all obligations under this Loan and Security Agreement.  Future principal payments under the borrowing arrangement as of June 30, 2017 total $1.2 million and are contractually due during the remainder of 2017.

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(16,253)	$(12,988)
Net cash provided by investing activities	$24	$15,491
Net cash provided by (used in) financing activities	$42,290	$(3,270)

Operating Activities

Operating activities used cash of $16,253 for the six months ended June 30, 2017 compared to $12,988 for the six months ended June 30, 2016. The $3,265 increase in the use of cash for operating activities was due primarily to the increase in the net loss and increased inventory purchases offset by an increase in customer deposits and other changes in working capital.

Investing Activities

Net cash provided by investing activities was $24 for the six months ended June 30, 2017 compared to net cash provided by investing activities of $15,491 for the six months ended June 30, 2016. The change was primarily due to maturities of available-for-sale securities during the first six months of 2016 with no similar activity during the same period in 2017.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities totaled $42,290 and was due to proceeds from the issuance of common stock in a private placement offset by contractual payments on long-term debt. Net cash used in financing activities for the six months ended June 30, 2016 totaled $3,270 and was due to contractual payments on long-term debt, payment for common stock repurchase and retirement and the payment of withholding taxes on stock option exercises.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes in the quarter ended June 30, 2017 related to our contractual obligations as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Issued Accounting Standards

In May 2014, August 2015, April 2016 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as “Topic 606”). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the guidance on January 1, 2018 and currently intend to elect the modified retrospective transition approach only to contracts that are not completed as of this date. We have developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. While we have an installed base of 51 CorPath Systems as of June 30, 2017, a large number of those installations have been assessed and will not be impacted by the implementation of Topic 606 since we have determined there will be no future performance obligations under those arrangements upon adoption. As a result, we have currently identified a limited number of contracts for which there will be future performance obligations. We continue to make progress on our assessment and implementation of the new standard and we are continuing the process of evaluating the impact of the adoption of Topic 606 on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $35.2 million as of June 30, 2017. The cash and cash equivalents as of June 30, 2017 consist of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities.

We pay interest on our outstanding debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our debt, which is all included in current liabilities, was $1.5 million at June 30, 2017. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document
10.1	06/22/17	Amended and Restated 2014 Stock Award Plan, as amended on June 22, 2017, incorporated by reference from the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2017.

31.1	08/09/17	Certification of Principal Executive Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	08/09/17	Certification of Principal Financial Officer of Periodic Report pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.*

32.1	08/09/17	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	08/09/17	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	n/a	XBRL Instance Document*

101.SCH	n/a	XBRL Taxonomy Extension Schema Document*

101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2017

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President