Form 10-K
period 2017-12-31
Corindus Vascular Robotics, Inc.
filed 2018-03-19
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(508) 653-3335
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NYSE American

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2017 (the last business day of the registrant’s second quarter of fiscal 2017), was approximately $204,251,114. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2018, the registrant had outstanding 188,772,869 shares of common stock, $0.0001 par value, which is its only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CORINDUS VASCULAR ROBOTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

CorPath® is a registered trademark of our company and technIQ™ is a trademark of our company. This Annual Report may also contain trademarks and trade names of other companies.

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

ITEM 1. BUSINESS.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning will enable physicians to adjust guide catheter position during procedures, and may expand use of CorPath to more complex cases. We began commercial shipment of the CorPath GRX System in late January 2017. While the CorPath GRX has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures. As of December 31, 2017, we have installed 33 CorPath GRX Systems. Additionally, as of December 31, 2017, we shipped six CorPath GRX Systems that were accepted by a distributor. During 2017, the majority of our consumable revenues relate to the sale of CorPath GRX System cassettes and accessories.

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

On May 28, 2015, we completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for proceeds of $44,392,000 net of underwriting discounts, commissions and other offering costs. In connection with the public offering, our common stock was approved for listing on the NYSE American, where it commenced trading on May 29, 2015 under the symbol “CVRS.” Our Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS.”

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

PCI is the single highest-volume vascular intervention, with more than 3.6 million procedures performed on a global basis annually according to J.P. Morgan’s 2016 Interventional Cardiology Market Model. PCI can be used to relieve or reduce angina, prevent heart attacks and alleviate congestive heart failure and allows some patients to avoid open heart surgery, which often involves an extensive procedure and a long rehabilitation period.

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

Our Precision Robotics Systems

We design, manufacture and sell our CorPath System for use in radial and complex interventional vascular procedures to bring the precision and accuracy of the only FDA-cleared robotic platform to facilitate stent positioning for PCI procedures by allowing a physician to measure, manipulate and advance devices with robotic precision. Additionally, our CorPath System allows the physician to perform PCI procedures with a control console located within an interventional cockpit. While the CorPath GRX has been cleared for and we are targeting PCI procedures and the CorPath 200 has been cleared for an additional indication for peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures.

The CorPath GRX System enables the precise, robotic-assisted control of coronary guide catheters, guidewires and balloon/stent devices from the safety of a radiation-shielded interventional cockpit. The CorPath GRX System consists of two components: a Bedside Unit and an Interventional Cockpit. The radiation-shielded cockpit features a simple-to-use Control Console to precisely control the movement of guide catheters, guidewires, and balloon/stent catheters. Using joysticks and touch-screen controls, the physician is able to measure lengths of portions of anatomy to help in selecting the appropriate stent. At the bedside, the CorPath GRX System’s Robotic Drive and sterile, single-use cassette (“CorPath Cassette”) translate the physician’s commands into precise movements and manipulations of the coronary guide catheters, guidewires, stents and catheters. The CorPath GRX Cassette provides a single-use sterile interface with standard PCI catheters, guidewires and devices. The CorPath GRX System empowers physicians with precise sub-millimeter measurement and 1mm advancement accuracy. By optimizing stent selection and positioning, the CorPath GRX System enables the deliberate advancement of devices, provides the ability to hold the guidewire and balloon/stent in place during device deployment and helps to ensure that there are no unintended wire/device movements during the procedure.

The CorPath GRX System allows the interventional cardiologist to perform the procedure while seated in an ergonomic and comfortable position in a radiation-shielded cockpit positioned as close as a few feet away from the patient. Our radiation-shielded cockpit provides a reduction in radiation exposure for the primary operator as compared to levels found at the traditional table position for manual procedures. The cockpit allows the physician to control the procedure while seated outside of the radiation field without the need for heavy protective wear. The Percutaneous Robotically-Enhanced Coronary Intervention Study (the “PRECISE Study”) published in the Journal of the American College of Cardiology (the “JACC”), which we sponsored using the CorPath 200 System, demonstrated a 95.2% reduction in radiation exposure to the primary operator. The CorPath GRX System also provides physicians with enhanced visualization of the procedure through a high resolution widescreen monitor positioned at eye level in the cockpit. These improvements have the potential to reduce physician fatigue and could potentially extend a physician’s medical career. A photo of our CorPath GRX System appears below.

The CorPath GRX System

Overview of Industry and Market

Vascular Market

We developed vascular robotic technology to provide physicians with protection from the occupational hazards of the cath lab and to provide them with robotic precision while executing vascular procedures. Our initial indication for use of the CorPath System is for PCI and peripheral vascular procedures. We believe our technology can be applied to various vascular clinical applications and markets, including neurointerventional and structural heart, and we may decide to pursue these markets in the future.

Coronary Market (PCI)

Our current target market is all cardiac cath labs in the U.S. The IMV 2013 Cardiac Cath Lab Market summary report estimates that there are more than 3,250 cath lab rooms in the U.S. performing PCI procedures, which represents approximately 40% of the global market of more than 8,000 PCI cath lab rooms. According to the J.P. Morgan 2016 Interventional Cardiology Market report, there are over 3.6 million PCI procedures performed worldwide each year and approximately 940,000 procedures performed each year in the U.S. The portion of the U.S. cath lab rooms qualifying as customers likely to purchase our product is difficult to ascertain because potential customers are determined by our sales team on a case-by-case basis and is somewhat subjective based on the priorities of each individual facility. Cath lab patient volume has decreased over the past several years, leading to increased competition for patients.

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

Our Business Model

Our business model involves the launching of coronary robotic-assisted intervention programs which include the sale of a durable robotic system and a repeat consumable. After the program launch and the sale and installation of the CorPath System in a hospital cath lab, we provide customer support through training and sales of our CorPath Cassette, which provides a sterile interface with standard PCI guide catheters, guidewires and devices. The CorPath Cassette is consumed and replaced for each new patient procedure. The use of the CorPath Cassettes represents opportunity for recurring revenue for each PCI procedure using the CorPath System. We also sell service contracts providing various levels of ongoing service. Over time, we expect to have follow-on sales related to the CorPath System to offer and install robotic system upgrades with more features and new applications.

Our current product line is marketed and sold in the United States by our direct sales team that calls on interventional cardiologists, catheterization lab departments and executive administrators in hospitals across the U.S. to launch coronary robotic-assisted intervention programs and drive sales of our CorPath System and our CorPath Cassette. We employ two different types of sales representatives in the field. Our Regional Sales Managers (“RSMs”) operate as full line sales professionals responsible for selling CorPath Systems, Cassettes and all other associated disposable accessories. Our Clinical Specialists (“Clinicals”) focus on clinical education and training of physicians and their staff and selling CorPath Cassettes as well as associated disposable accessories.

The RSMs are responsible for identifying potential customers in the more than 3,250 cath lab rooms performing PCI procedures in the U.S. that desire to launch a coronary robotic-assisted intervention program and purchase a CorPath System. The RSMs may sell the CorPath System as a capital sale or through third-party financed leasing or rental programs. The RSMs are also responsible for selling service contracts for the CorPath System. The RSMs are supported by our marketing department, which provides them with leads and sales opportunities garnered through direct marketing activities at interventional cardiology conferences, online webinars, regional seminars and trade journal advertising. Our marketing department also provides the RSMs with the sales tools and marketing resources to help convey the value proposition of the CorPath System.

Our Clinicals focus their efforts on selling our CorPath Cassettes and other associated disposable accessories designed to maintain a sterile environment when using our products in a cath lab. They are responsible for increasing their account sales through new orders and repeat consumable sales within their specific accounts. The Clinicals build important relationships throughout the CorPath System installed base accounts, including with the interventional cardiologists, the cath lab technologists, nurses, cath lab directors, schedulers, purchasers and administrators. The Clinicals are responsible for ongoing training and development of the CorPath System installed base accounts to build successful CorPath robotic programs and expand system usage across physicians. The Clinicals are also responsible for ensuring purchase orders are obtained and that appropriate inventory levels are maintained on site.

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

A second prong of our growth strategy is to expand into new clinical segments. In addition to our objective to make the CorPath System the premier standard for PCI procedures, we may decide to pursue additional vascular interventional applications for our vascular robotic-assisted technology. Our closest adjacent opportunity is in peripheral vascular procedures performed by interventional cardiologists, vascular surgeons and interventional radiologists. The CorPath GRX System was cleared for use in peripheral vascular interventions in February 2018. These procedures treat vascular disease in non-coronary areas like the patient’s legs. These procedures are often quite lengthy and they expose physicians to x-ray radiation for extended periods of time. The peripheral vascular procedure market has been growing rapidly and is projected to grow at a compound annual growth rate, or CAGR, of 5.9% based on iData’s October 2013 Research Report: “US Markets for Peripheral Vascular Devices and Accessories.”

Further expansion into neuro-interventional procedures to treat stroke, brain aneurysms and other diseases of the head and neck could allow us to leverage precision robotic-assisted tools into these highly precise procedures which are very well reimbursed.

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

An integral part of our growth strategy is to expand commercialization beyond the U.S. marketplace. Opportunities outside of the U.S. represent over 60% of the global procedure volume and are growing at a rate faster than the U.S. market. We intend to expand into and penetrate these new geographical international markets over time by leveraging our product development, clinical research and regulatory approvals gained in the U.S. Our initial international target markets include the Middle East, Northern Europe and Japan. We have a CE Mark for the CorPath System which permits us to commercially distribute these systems throughout the European Union. In February 2017, we announced the signing of a strategic distribution agreement with Japan Medicalnext Co., Ltd., a wholly-owned entity of MC Healthcare, Inc., (subsidiary of Mitsubishi Corporation) and prominent supplier of medical devices in Japan. Pursuant to the agreement, Japan Medicalnext became the exclusive distributor of our products in Japan. Japan is the third largest market for PCI, with an approximate annual volume of 250,000 procedures. We are working together with our distributor to secure Pharmaceutical and Medical Device Agency (“PMDA”) approval as the first step in preparing for the commercial launch of CorPath GRX in Japan, which we expect to occur in the first half of 2018.

Research and Development

We have built a leading Research and Development (“R&D”) organization comprised of mechanical, electrical, systems and software engineers with deep expertise in med-tech and robotics. We expect our investment in R&D to expand the capabilities of our robotic system – allowing for control and delivery of a wide range of interventional devices across the cardiovascular, peripheral and neurovascular spaces. In addition to scaling capabilities of our robotic platform, our technology roadmap includes development programs for tele-stenting, procedural automation, and artificial intelligence. Tele-stenting, or remote robotic treatment for PCI, will enable physicians to conduct procedures from virtually any location. Procedural automation will focus on automating techniques from the best physicians in the world – making them available to every hospital with a robotic PCI program. Our long-term vision is to enable autonomous navigation of medical devices for interventional procedures. Our artificial intelligence capabilities will leverage deep learning and algorithms to reduce variability of treatment and improve quality of care. Our research and development activities relating to tele-stenting, procedural automation, and other artificial intelligence capabilities are in early stages and we can provide no assurances that we will be able to successfully develop and commercialize this technology.

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

Research and development expense amounted to approximately $9.5 million, $10.3 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

First in Man Trial

In April 2011, the First in Man Trial for the CorPath Robotic-assisted PCI System was published in the Journal of the American College of Cardiologists. This clinical trial enrolled eight patients with coronary artery disease who required a PCI procedure at the Corbic Research Institute in Envigado, Colombia. All patients were treated for a single de novo coronary lesion up to 25mm in length located in a vessel 2.5-4.0 mm in diameter. The procedure was successfully completed in all eight patients utilizing the CorPath System to advance coronary guidewires and perform the intervention, and there were no reported device or procedure-related complications or major adverse events. Operator radiation exposure was 97% lower with the use of the CorPath System in comparison with levels found at the standard table position.

CorPath PRECISE Study

We sponsored the PRECISE Study aimed to evaluate the safety and effectiveness of the clinical and technical performance of the CorPath System in the delivery and manipulation of coronary guidewires and balloon/stent devices for use in PCI procedures. We sponsored the PRECISE Study under Investigational Device Exemption (“IDE”) approval from the FDA to obtain 510(k) clearance. The PRECISE Study was a prospective, single-arm, multi-center, non-randomized trial of the CorPath System. We enrolled 164 patients who were evaluated at nine clinical sites (eight in the U.S.). The PRECISE Study was conducted under Principal Investigators Dr. Giora Weisz, MD Associate Professor of Medicine at Columbia University Medical Center and Chairman of Cardiology, Shaare Zedek Medical Center, Jerusalem, Israel, and Dr. Joseph Carrozza, Chief of Cardiovascular Medicine at St. Elizabeth’s Medical Center in Boston. Physicians participating in the trial did not receive any direct financial compensation. Results of the PRECISE Study were published in the April 2013 issue of the Journal of the American College of Cardiology and reported a successful PCI completion with use of the CorPath System in 162 of the 164 cases. In each of the two cases in which the PCI procedure was not completed, the interventionalist left the CorPath cockpit to complete the procedure manually, resulting in an incomplete use of the CorPath System. The average radiation exposure to the cardiovascular interventionalist decreased by 95.2% in comparison with levels measured at the location where manual procedures are normally conducted during standard interventions. The overall rate of clinical procedure success was 97.6%, with 100% of patients achieving post-procedure stenosis of less than 30% (as evaluated by a Core Laboratory), and 97.6% of patients had an absence of Major Adverse Cardiac Events (“MACE”). The four MACE events that did arise in the PRECISE Study were cardiac enzyme elevations without symptoms. There were no device-related complications.

CorPath PRECISION Registry

In 2013, we initiated the PRECISION Registry, a multicenter post-market registry for the evaluation of the CorPath 200 System’s effectiveness in PCI procedures. PRECISION aimed to collect data on real-world use of the CorPath System. We were interested in learning about the patterns of the CorPath System’s use, safety and effectiveness from a broad registry participation perspective. Sixteen sites participated in the PRECISION registry. A subset of the data was presented as a Late Breaking Clinical Trial at SCAI 2017.

CorPath PRECISION GRX Registry

In 2017, we launched the PRECISION GRX registry, a multicenter post-market registry for the evaluation of the CorPath GRX System’s effectiveness in PCI procedures. PRECISION GRX aims to collect data on real-world use of the CorPath GRX System. With the addition of Active Guide Management we build on the data and experience gained from PRECISION with a focus on how adding guide catheter control impacts the overall outcome measures. There are currently 6 sites participating in the PRECISION GRX Registry, which is conducted under the leadership of Dr. Ehtisham Mahmud. Each site obtained approval to participate in the PRECISION GRX Registry from its hospital Institutional Review Board as part of the site’s regular clinical research approval process and other industry-standard protections are in place for patients enrolled in the post-market study. Data for the registry is being collected and monitored through industry-standard clinical research procedures.

Robotically-Assisted Peripheral Intervention for peripheral arterial Disease Study (RAPID)

The Robotically-Assisted Peripheral Intervention for peripheral arterial Disease (RAPID) Study to evaluate the safety and performance of the CorPath 200 System for use in percutaneous vascular interventions was completed in 2015. The RAPID trial was a single-arm, single center study conducted at the Medical University of Graz in Graz, Austria. The RAPID trial was led by Prof. Dr. Marianne Brodmann, MD, a leading researcher within the University’s Division of Angiology, in combination with Prof. Dr. Hannes Deutschmann, of the Medical University of Graz Department of Radiology, and study chairman, Dr. Ehtisham Mahmud, director, Sulpizio Cardiovascular Center-Medicine, UC San Diego. The trial was a prospective, single-arm, single-center study that enrolled 20 subjects to assess the safety and effectiveness of the CorPath System in recanalizing lower extremity arterial blockages during peripheral angioplasty procedures. Results of the RAPID Study were presented in a major cardiology conference. The PAD presentation (Rutherford Classification) was primarily severe (60%) or moderate (30%) claudication. A total of 29 lesions located in the superficial femoral (89.7%) or popliteal (10.3%) arteries were treated. Device technical success and clinical procedural success was 100%. Three minor procedure-related adverse events, all access site hematomas, were reported. There were no device-related complications. In 2016, the RAPID trial was published in JACC. The data was used to support FDA 510(k) clearance for the CorPath 200, therefore all devices used had to be FDA approved. This requirement limited robotic-assisted PVI to rapid exchange PTA balloons. In a subsequent study, RAPID II, femoropopliteal lesions were treated with robotic-assisted drug-coated balloons, allowing for a completely robotic-assisted PCI procedure. The results of this study are expected to be released later in 2018.

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

Our Current Product Line

Our first product, the CorPath 200 System, brought the precision and accuracy of robotic technology to PCI procedures performed in an interventional cath lab. The CorPath 200 System is intended for use in the remote delivery and manipulation of coronary guidewires and rapid exchange balloon/stent catheters during PCI procedures and in the remote delivery and manipulation of guidewires and rapid exchange catheters during peripheral percutaneous vascular interventional procedures. The second generation CorPath GRX System is intended for use in the remote delivery and manipulation of guidewires and rapid exchange balloon/stent devices, and remote manipulation of guide catheters during percutaneous coronary intervention procedures and peripheral procedures. There is no contraindication for the use of either product in PCI procedures.

The CorPath System enables the precise, robotic-assisted control of coronary guidewires, guide catheters and balloon/stent devices from the safety of a radiation-shielded, ergonomic interventional cockpit. The CorPath System consists of two components: a bedside unit and an interventional cockpit. The radiation-shielded cockpit features a simple-to-use control console to precisely control the movement of guide catheters, guidewires and balloon/stent catheters. The bedside unit translates the physician’s commands into precise movements and manipulations of the coronary stents and catheters contained in a single-use cassette.

The CorPath Cassette provides a sterile interface with standard PCI guidewires and guide catheter devices and is replaced for each new patient procedure.

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

In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX, the second generation of our CorPath System. In February 2018, we received 510(k) clearance from the FDA for CorPath GRX to be used during peripheral vascular interventions. The CorPath GRX System is intended for use in the remote delivery and manipulation of guidewires and rapid exchange catheters, and remote manipulation of guide catheters during percutaneous coronary and vascular procedures.

In March 2018, we received 510(k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform. The software, named “Rotate on Retract” (RoR), is the first automated move in the technIQ™ Series. RoR allows the operator to quickly navigate to a targeted lesion by automatically rotating the guidewire upon joystick retraction. Over the next several years, we intend to focus on developing additional automated robotic movements to expand the technIQ™ Series.

While we are initially targeting PCI and peripheral vascular procedures, we believe our open platform technology has the capability to be developed in the future to address all segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures.

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

Installed CorPath Systems and Backlog

As of December 31, 2017, there were 31 CorPath GRX Systems installed in hospitals across the U.S. and two installed at international locations. Physicians and their teams in these locations have received training and procedures are currently being performed. Currently these sites have between one to three primary physicians using the CorPath System. RSMs and Clinicals visit installed sites regularly to support current users and also to expand usage to new targeted users. As of December 31, 2017, we had orders for seven additional CorPath GRX Systems which we had not yet shipped or installed.

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

As of January 31, 2018, we currently own more than 70 patents with more than 50 pending patent applications. Of these, we had more than 30 issued U.S. patents with more than 30 pending U.S. patent applications and over 40 granted foreign patents and more than 20 pending foreign applications. The granted foreign patents are in France, Germany, Japan, Italy, Israel, the Netherlands and the United Kingdom. The pending applications are in China, Europe (through applications filed in the European Patent Office), India and Japan. Additionally, there are three Patent Cooperation Treaty applications pending. Our granted patents begin expiring in 2018, and continue to expire through 2030.

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

Sales and Marketing

We market, sell and support our products in the U.S. through our direct sales force of RSMs with support from our Clinicals who provide training and clinical support to our customers (collectively, our “Sales Team”). Our direct sales force is the primary distribution channel for CorPath System sales. Our Sales Team and headquarters-based marketing team work together to identify leads, evaluate clinical interest, navigate capital procurement processes and establish coronary robotic-assisted intervention programs, both in the United States and Internationally. Our sales and marketing program includes two important steps: selling CorPath Systems to the customer and then leveraging our installed base of systems to drive recurring sales of cassettes and service.

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

We also market and sell our products through certain distributor and partnership relationships. We also entered into a distributor relationship with Alliant Enterprises, LLC who assists us in working with U.S. Department of Veterans Affairs hospitals. In February 2017, we announced the signing of a strategic distribution agreement with Japan Medicalnext Co., Ltd., a wholly-owned entity of MC Healthcare, Inc., (subsidiary of Mitsubishi Corporation) and prominent supplier of medical devices in Japan. Pursuant to the agreement, Japan Medicalnext became the exclusive distributor of our products in Japan. We may continue to sell products through our former exclusive worldwide distributor, Philips Medical Systems Nederland B.V., although our distribution agreement entered into in 2010 has expired.

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

In addition, robotics can enable increased adoption of transradial access by eliminating the awkward working conditions and increased radiation exposure experienced by the physician. Data has shown that transradial access has significant benefits for patients including reduced incidence of procedural complications including major bleeding and vascular complications, reduced hospitalization, and an improved patient experience. Specifically, left transradial access has additional benefits for certain patients including those who have previously undergone coronary artery bypass grafting (CABG) surgery and those who are right-hand dominant Studies have demonstrated that combining robotics with transradial access can also increase the precision of stent positioning which may improve patient outcomes.

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

The CorPath System allows physicians to measure anatomy with sub-millimeter accuracy and manipulate the interventional device in 1mm increments and with discrete rotational movements. The capability to accurately control and deliver treatment, using a guide catheter, guidewire and stent of their choice, allows physicians to optimize their PCI procedures and potentially provide better clinical outcomes for their patients. Specifically, the robotic precision can potentially minimize longitudinal geographic miss which has been demonstrated in the STLLR trial to correlate to a 2.3 times greater chance of needing to revascularize the target vessel in the first post-procedure year.

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

Significant Customers

One customer, Japan Medicalnext Co., Ltd., accounted for 20% of revenues in 2017. Three customers, Central Circle Co., Philips and Northwest Texas Healthcare System accounted for 28%, 13%, and 12%, respectively, of revenues in 2016. Three customers, UCSD Medical Center, IA St. Luke’s Medical Center and Edward Heart Hospital accounted for 13%, 11%, and 10% of revenues in 2015.

Competition

We currently do not face any direct competition for robotic-assisted PCI as the CorPath System is the only FDA-cleared device for this indication. We have some indirect competition in regard to other interventional procedures. There are three companies that make vascular robotic systems for electrophysiology procedures; Hansen Medical, Catheter Precision and Stereotaxis. Hansen Medical, which was acquired by Auris Surgical Robotics in 2016, also has a system used for peripheral vascular procedures. Although Auris Surgical Robotics is not currently marketing or selling this system, they may become a direct competitor for those procedures. Our primary focus today is on converting customers from the traditional manual PCI procedure to the CorPath System PCI procedure.

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

Financial Information by Geographic Area

Revenue from external customers located in:

		Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
United States	$6,694	69%	$1,867	66%	$2,683	98%
Japan	1,906	20%	—	—	—	—
All others, combined	1,050	11%	975	34%	46	2%
Total	$9,650	100%	$2,842	100%	$2,729	100%

All of the Company’s long-lived assets are located in the United States.

Customer Service

Our goal is 100% customer satisfaction by consistently delivering superior customer experiences before, during, and after the sale. To achieve this goal, we maintain a headquarters-based customer support service team supplemented by our dedicated field-based Clinicals. Our customer support service team primarily handles all order processing for consumables to ensure that new orders arrive before inventories are depleted. We are committed to providing prompt service for repairs to equipment in order to keep customer uptime at maximum levels. Our Clinicals are field-based and at customer sites on a regular basis to support their needs including on-going training in and outside of the lab. All of our customer service representatives receive regular training so that they can effectively and efficiently field questions from current and prospective customers.

Our Return Policy: One Stent Program

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

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the European Union (“EU”), Iceland, Liechtenstein and Norway. In the EEA, our devices are required to comply with the Essential Requirements defined in Annex I to the EU Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area). We are also required to ensure compliance with the relevant quality system requirements defined in the Annexes to the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in EEA. To demonstrate compliance with the Essential Requirements defined in Annex I of the Medical Devices Directive to obtain the right to affix the CE mark to our medical devices, and thus be permitted to market our medical devices on the EEA market, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. With the exception of low risk medical devices (Class I devices with no measuring function and which are not sterile), in relation to which the manufacturer may issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements defined in the Medical Devices Directive, a conformity assessment procedure requires the intervention of an EU accredited organization. This is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the accredited organization may audit and examine products’ Technical File and/or the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity. This Certificate demonstrates substantive compliance with the relevant Essential Requirements laid down in Annex I of the Medical Devices Directive or the relevant quality system requirements defined in the Annexes to the Directive and constitutes the basis for manufacturers to issue their mandatory Declaration of Conformity. Companies compliant with ISO requirements such as “EN ISO 13485: 2012 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant quality system requirements defined in the Annexes to the Medical Devices Directive. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements. In 2016, we received CE Certificate of Conformity from our Notified Body permitting us to affix the CE mark and market our CorPath GRX System in the EEA. If we modify existing products or develop new products in the future, including new devices, it may be necessary to notify our Notified Body and go through a conformity assessment procedure before having the right to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted annually, in order to maintain any CE Certificates of Conformity that have been issued by our Notified Body. We cannot be certain that we will be able to obtain CE Certificates of Conformity for new or modified products. We continually strive to maintain our quality system to comply with the regulatory requirements defined in the Medical Device Directive and EN ISO 13485 for the CE Certificate of Conformity that we have received. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), was signed into law and makes changes significantly impacting healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to any Americans who are currently uninsured. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers are required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. Under this provision, we have incurred an excise tax of approximately $104,000 cumulatively through December 31, 2015 which is reflected in our operating expenses. The excise tax was suspended for two years due to the operation of a provision in the Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, but that two-year suspension period ended on December 31, 2017. In mid-January 2018, with the signing of P.L. 115-120, suspension of the medical device excise tax was extended for an additional two years ending on December 31, 2019 and made retroactive to January 1, 2018. At the present time, there is no guarantee that the excise tax will continue to be suspended by congressional action after this suspension ends, or that any provisions of the PPACA will continue to exist in their current form. Certain legislators are continuing their efforts to repeal the PPACA, although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like. For the immediate future, there continues to be significant uncertainty regarding the health care, health care coverage and health care insurance markets.

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

Properties

Our principal offices and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. In October 2012, Corindus, Inc. entered into a lease with Beaver Group, LLC for a term of approximately five years for 26,402 square feet of office and manufacturing space (the “Lease”). In October 2016, the Lease was extended for an additional three years ending on January 31, 2021 (“Extended Lease”). Over the term of the Extended Lease, we pay an average monthly cost of $53,000 of base rent, excluding common area fees, taxes and insurance. Our management believes that the leased premises are suitable and adequate to meet current needs.

Employees

As of March 9, 2018, we have 106 full-time employees. Additionally, from time to time, we hire temporary or contract employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our Internet website at http://www.corindus.com as soon as is reasonably practicable after they are filed or furnished with the SEC. Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation and Management Development Committee of our Board of Directors are also available on our Internet website. The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to David Long, Chief Financial Officer, at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. Our Internet website and the information contained on it or connected to it are not part of, nor incorporated by, reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

Risks Related to our Financial Position

Our net losses and significant cash used in operating activities may hinder our ability to continue as a going concern.

We have incurred losses since inception and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2017, we had an accumulated deficit of $180.8 million. As of December 31, 2017, we had cash and cash equivalents of $17.5 million and working capital of $16.4 million. We anticipate that these available resources and the additional financings will be sufficient to meet our cash requirements for at least the next 12 months from March 19, 2018. However, as we continue to incur losses and cash flow deficits, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure, but we will otherwise rely on additional capital funding until such time as that is achieved.

As such, we have evaluated whether or not our cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through March 19, 2019 as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our current forecasts of cash flow deficits, which are estimated to be approximately $37 million to $39 million per year, we will have cash through approximately May 2019.

Due to the inherent uncertainty in predicting revenues and certain variable costs, we have considered our ability to reduce cash flow deficits and have determined that if we do not achieve our revenue forecast, we would undertake the following activities to reduce our cash flow deficits:

●

Defer or limit some or all of its spending on capital equipment that we believe is necessary to reduce manufacturing costs of cassettes and CorPath systems to be used in marketing and training activities that were otherwise planned for 2018;

●

Eliminate or defer the 2018 discretionary bonus payouts for all bonus eligible employees, including executive management;

●

Reduce spending on travel, clinical programs and prototypes;

●

Eliminate planned headcount additions in marketing, sales, and manufacturing; and

●

Reduce external consulting resources who otherwise would be used to assist in installations of CorPath systems.

As a result, we believe our plans can be effectively implemented as all of the actions are within our control and will be finalized and will be able to be effectively implemented, if required.

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

We have funded operations primarily through the issuance of capital stock and debt. On May 28, 2015, our Company completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for proceeds of $44.4 million, net of underwriting discounts, commissions and other offering costs. In March 2017, we completed a private placement of 68,055,700 shares of our common stock at $0.6616 per share in exchange for gross proceeds of approximately $45 million, before deducting offering expenses. As of December 31, 2017, we had approximately $17.5 million in cash and cash equivalents. On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis. Also, on March 16, 2018, we completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of March 16, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019 .  Until such time that we achieve the specified criteria, the additional term loans are not available to us. We cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions.

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

The terms of our term loan facility and revolving credit facility place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the milestones necessary for us to incur additional borrowings under the term loan facility or to satisfy the minimum revenue covenants.

On March 16, 2018, we completed a financing arrangement with two lenders which provides for borrowings of up to $26 million, in the form of up to $23 million in term loans and up to a $3 million revolving line of credit through March 2022. As of March 16, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019 .   Until such time that we achieve the specified criteria, the additional term loans are not available to us. We cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions.

 Both loan facilities include customary affirmative and negative covenants, which may make it difficult for us to run our business. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors approved projections for the applicable fiscal year. We cannot assure you that we will be able to achieve the minimum revenue requirements provided for in the loan facilities. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Other events of default include, among other things, our failure to pay principal or interest due, a breach of other covenants under the loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000 and judgments against us in an amount greater than $250,000 individually or in the aggregate.

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

Because we have incurred losses to date, we have not recorded any income tax provision thus far. At December 31, 2017, we had U.S. federal and state net operating loss carryforwards of approximately $147.8 million and $91.6 million, respectively, that can be carried forward and offset against future taxable income. These federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will begin to expire in 2022.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the President signed into law significant changes to federal income tax law passed by Congress. Among other things, the changes include a reduction of U.S. federal corporate income tax rates, significant new limitations on the deductibility of interest and net operating loss carryforwards, expansion of the expensing of capital expenditures, and the institution of a modified territorial system in place of the former “worldwide” system of taxation. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

In the United States, hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Currently, there is no incremental reimbursement provided for robotic-assisted PCI. Therefore, using the CorPath System and consumable cassette without an incremental reimbursement will initially increase the up-front cost of the PCI procedure and the cath lab operation based on the cost of the CorPath System and also consumable cassettes. This lack of incremental reimbursement from third-party payors for procedures performed with our products, or lack of coverage by governmental and private payors’ policies of interventional procedures performed using our products, could deter hospitals from purchasing our products and may make us unable to generate the revenues necessary to support our business.

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

Currently, our only users are interventional cardiologists in PCI procedures. We are dependent on our ability to expand our technology platform and sell our products to other vascular markets in the future, including neurointerventional and other more complex cardiac interventions such as structural heart. The techniques used in our procedure are similar to those used by not only our current user base of interventional cardiologists, but also to those used by other specialists who are generally trained in interventional techniques. Our revenue growth will depend on our ability to obtain approval to sell our CorPath System into these other markets and to sell our products to their physicians and their affiliated hospitals. In October 2015, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System to be used during percutaneous coronary interventions performed via radial access, and on March 29, 2016, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System for use in peripheral vascular interventions. In October 2016, we received 510(k) clearance from the FDA for the CorPath GRX, the second generation of our CorPath System and in February 2018, we received 510(k) clearance from the FDA for CorPath GRX to be used during peripheral vascular interventions. In March 2018, we received 510(k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform. Convincing physicians to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot provide any assurance that we will be successful in these efforts. In addition, we do not have significant experience in selling our products to other specialists. They may require, among other things, additional clinical evidence supporting patient and physician benefits, training in a manner to which we are not accustomed or other resources that we do not readily have available or are not cost effective for us to provide. If we are unable to expand into other markets, growth of our sales will be limited and our revenue will be adversely impacted.

Decreasing cath lab patient volume and CorPath Cassette utilization could adversely affect our business, financial condition or results of operations.

Our current target market consists of the estimated 3,250 cath lab rooms in the U.S. that perform PCI procedures, which we estimate represents 40% of the global market of more than 8,000 PCI cath lab rooms. U.S. cath lab patient volume has decreased over the past several years, leading to increased competition for patients. If U.S. cath lab patient volume continues to decrease, it may become more difficult for us to grow revenue and increase market share and could adversely affect our business, financial condition or results of operations. In addition, revenue from the sale of our consumable cassettes to cath labs which already have a CorPath System installed is dependent on how often the systems are utilized. We sell CorPath Cassettes and accessories to end users and distributors on an as-needed basis. The revenue from the sale of these products is generally recorded when the items are shipped. If the utilization rate in cath labs decreases, our revenues, financial condition and results of operations will be adversely impacted.

Our marketing strategy is dependent on collaboration with physician “key opinion leaders.”

Our research and development efforts and our marketing strategy depend heavily on obtaining support, physician training assistance and collaboration from highly-regarded physicians at leading commercial and research hospitals, in the United States and abroad. If we are unable to gain and/or maintain such support, training services and collaboration, or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market our products and, as a result, our financial condition, results of operations and cash flow, could be materially and adversely affected.

Revenue related to our CorPath Cassettes is derived predominately from customers using our CorPath GRX System. If we do not receive repeat orders of CorPath Cassettes for use with the CorPath GRX System from our customers, our revenue may not grow as expected.

For the fourth quarter and full year ended December 31, 2017, approximately 96% and 80%, respectively, of our unit volume of revenue generated from the sale of cassettes is from customers using our CorPath GRX system. Cassettes sales for our CorPath 200 first generation platform have declined since the launch of the CorPath GRX system as utilization for CorPath 200 has slowed down significantly and we expect this trend to continue. There are 33 CorPath GRX systems currently installed at customer sites. The CorPath Cassette is consumed and replaced during each procedure and represents an opportunity for recurring revenue for each procedure. If our customers do not purchase CorPath Cassettes for the CorPath GRX system in the future, our revenue would be adversely impacted.

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

We may experience long and variable capital sales cycles and/or seasonality in our business, which may cause fluctuations in our financial results.

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

Disruption of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Despite the implementation of security measures, our internal computer systems are vulnerable to damage from such cyberattacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease. As we grow our business outside of the U.S., we will be subject to additional, complex data security obligations. Compliance with these obligations may be costly and failure to comply may materially harm our business.

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

As of December 31, 2017, our sales force consisted of 11 and 12 regional sales managers and clinical specialists, respectively. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional or negligent failures to comply with FDA or U.S. health care laws and regulations or applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, provide accurate information to any governmental authorities such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the medical device industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines and/or other sanctions.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could harm our business, financial condition, results of operations or prospects.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of medical device products. Product liability claims could lead to an inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operations. Such claims could result in an investigation by certain regulatory authorities, such as the FDA or foreign regulatory authorities, of the safety and effectiveness of our products, our manufacturing processes and potentially a recall of our products or more serious enforcement action, or suspension or withdrawal of marketing clearances or approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend related litigation, a diversion of management’s time and our resources, substantial monetary awards to clinical trial participants or patients and/or a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of commercialization. Any insurance we have or may obtain in the future may not provide sufficient coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Our current operations are concentrated in one location and any events affecting this location may have material adverse consequences.

Our current operations are located in our facilities situated in Waltham. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that prevent us from fully utilizing the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for medical device companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our independent registered accounting firm and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements, including those contained in our Annual Reports on Form 10-K.

Software errors or other defects may be discovered in our products.

Our products incorporate many components, including sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software or other components will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

●	loss of revenue;
●	delay in market acceptance of our products;
●	damage to our reputation;
●	additional regulatory filings;
●	product recalls;
●	increased service or warranty costs; and/or
●	product liability claims relating to the software defects.

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

Trademarks and trademark protection of our products may not provide us with a meaningful competitive advantage.

We use trademarks on our products and believe that having distinctive marks is an important factor in marketing them. Distinctive marks may also be important for any additional products that we successfully develop and commercially market. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Any trademark litigation, including legal proceedings to seek to protect our trademarks, could be expensive, and it is possible that our efforts could be unsuccessful. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names.

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

Risks Related to Government Regulation

Recently enacted healthcare legislation reforming the U.S. healthcare system, as well as future reforms, may have a material adverse effect on our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law which makes changes that significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32,000,000 uninsured Americans. The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions, among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers, regardless of whether the companies are profitable. Beginning in 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Under this provision, we have paid an excise tax of approximately $0.1 million through December 31, 2015, which tax is reflected in our operating expenses. Though there are some exceptions to the excise tax, this excise tax applies to all or most of our products sold within the U.S.  The excise tax was suspended due to the operation of a provision in the Consolidated Appropriations Act of 2016, signed into law on December 18, 2015 but that two-year suspension period ended on December 31, 2017. In mid-January 2018, with the signing of P.L. 115-120, suspension of the medical device excise tax was extended for an additional two years ending on December 31, 2019 and made retroactive to January 1, 2018. At the present time, there is no guarantee that the excise tax will continue to be suspended by congressional action after this two-year moratorium ends, or that any provisions of the PPACA will continue to exist in their current form. The PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump administration has made repeal of the PPACA a priority. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. Both Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result certain sections of the PPACA have not been fully implemented or were effectively repealed. The uncertainty around the future of the PPACA, and in particular the impact on reimbursement levels and the number of insured individuals, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected. One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance market.

We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

The U.S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

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

Our products and operations are subject to extensive regulation in the U.S. by the FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our Class II products for use in the U.S., we must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”). In October 2015, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System to be used during PCI procedures performed via radial access, and on March 29, 2016, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System for use in peripheral vascular interventions. In October 2016, we received 510(k) clearance from the FDA for the CorPath GRX, the second generation of the CorPath System and in February 2018, we received 510(k) clearance from the FDA for CorPath GRX to be used during peripheral vascular interventions. In March 2018, we received 510k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status or to a device that was reclassified from Class III to Class II or Class I (those are referred to as predicate devices). If we significantly modify our products after they receive FDA clearance, or seek to market them for additional indications for use, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”) for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a predicate device, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, any of which could delay or preclude our sale of new products in the U.S. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission.

Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms through the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect both pre- and post-approval medical device regulation. Most recently, FDA has been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if one of our products is considered to be susceptible to third-party tampering. In August 2016, the FDA released its proposals for reforming long-standing procedures and requirements related to modifications to medical devices already on the market. In December 2016, Congress passed the 21st Century Cures Act, which makes multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and Congress passed another large piece of legislation related to medical devices in August 2017,the Medical Device User Fee reauthorization package, that could have certain impacts on our business. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k) submission. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended uses of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

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

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the European Union (“EU”), Iceland, Liechtenstein and Norway. In the European Economic Area (EEA”), our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the EEA). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices—Quality management systems—Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related CE Declaration of Conformity. We received a CE Certificate of Conformity for our CorPath GRX System in 2016. We cannot be certain that we will be successful in meeting and continuing to meet the requirements of the Medical Devices Directive in the EEA.

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

There are a number of federal and state laws in the United States protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules and security standards under the Health Insurance Portability and Accountability Act of 1996 and the HITECH Act of 2009 (collectively, “HIPAA”), which expanded the application of those rules and added breach notification requirements. These privacy rules protect medical records and other patient health information by limiting their use and disclosure. HIPAA also gives individuals the right to access, amend and seek accounting of their own health information and limits most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose of the use or disclosure. HIPAA does not apply to us, but it imposes significant restrictions on our customers and their ability to share patient information with us. Our failure to structure interactions with our physician customers in a HIPAA compliant manner may result in significant penalties to our customers and harm to our business.

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

Risks Related to Our Common Stock

If our stock price declines, our common stock may be subject to delisting from the NYSE American.

Our common stock was approved for listing on the NYSE American and commenced trading on May 29, 2015 under the symbol “CVRS.” Our Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS.” Our common stock is currently trading at a price of less than $2.00 per share. We currently meet the continued listing standards of NYSE American. However, we cannot assure you that we will be able to continue to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the NYSE American. Our failure to continue to meet these requirements may result in our common stock being delisted from the NYSE American. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

The price of our common stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

We cannot predict the extent to which investor interest in our Company will result in an active trading market on the NYSE American or any other exchange that we may trade on in the future. The trading price of our common stock on the NYSE American has been highly volatile and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

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

If we are unable to successfully maintain our internal controls over financial reporting or if material weaknesses are discovered in our internal accounting procedures, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

We may not have sufficient authorized and available shares if all outstanding stock options are exercised.

Our certificate of incorporation authorizes 250,000,000 shares of common stock. . As of February 28, 2018, we had 188,772,869 outstanding shares of common stock. There are 20,110,278  shares of common stock underlying outstanding stock options and restricted stock units and 355,028 shares of common stock underlying warrants. The weighted average exercise price of outstanding stock options is $1.27 per share, while the restricted stock units were granted at $1.09 per share, and the outstanding warrants have an exercise price of $1.41 per share. In addition, on March 16, 2018, we closed an equity financing pursuant to which we issued Series A preferred stock convertible into up to 20,000,000 shares of common stock at a conversion rate of $1.25 per share and warrants exercisable for 8,750,000 shares of common stock at an exercise price of $1.40 per share.  The Shares of Series A preferred stock will also be entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved.  This dividend preferred stock is also convertible into shares of common stock at a conversion rate of $1.25 per share. If we are unable to increase the number of authorized shares of common stock by amendment to our certificate of incorporation, we may not be able to grant or sell additional shares of common stock in the future. Our limited available authorized common stock could hinder our ability to attract and retain employees with stock options and other equity incentives and could require us to pursue non-equity financing alternatives in the future, such as incurring significant debt, which may be unavailable on attractive terms or at all.

Insiders have substantial control over the outstanding shares of the Company’s common stock and could delay or prevent a change in corporate control, including a transaction in which the Company’s stockholders could sell or exchange their shares for a premium.

On March 9, 2018, our directors and executive officers beneficially own an aggregate of approximately 28% of our outstanding shares of common stock. As a result, our directors and executive officers, if acting together, may have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons acting together may have the ability to control our management and business affairs. Accordingly, this concentration of ownership may harm the value of our common stock by:

●	delaying, deferring or preventing a change in control;
●	impeding a merger, consolidation, takeover or other business combination; or
●	discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

We do not expect to pay dividends on our common stock and investors should not buy our common stock expecting to receive dividends.

We have never declared or paid any dividends on our common stock and we do not anticipate that we will declare or pay any dividends on our common stock in the foreseeable future. In addition, we are restricted from paying cash dividends on our common stock under our term loan and revolving loan facilities. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends on our common stock, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends on our common stock may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends on our common stock we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NYSE American have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives and we anticipate that such efforts will continue, particularly as we cease to be able to avail ourselves of the reduced disclosure requirements available to emerging growth companies. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

The stock market, in general, and the market for medical device companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices and manufacturing facilities are located at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. In October 2012, Corindus, Inc. entered into a lease with Beaver Group, LLC for a term of approximately five years for 26,402 square feet of office and manufacturing space (the “Lease”). In October 2016, the Lease term was extended for an additional three years ending on January 31, 2021 (“Extended Lease”). Over the term of the Extended Lease, we pay an average monthly cost of $53 thousand of base rent, excluding common area fees, taxes and insurance. Our management believes that the leased premises are suitable and adequate to meet current needs.

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

Market Information

Since May 29, 2015, our common stock has been listed on the NYSE American under the symbol “CVRS.”

The following table sets forth the high and low sales prices of our common stock as reported by the NYSE American for each quarter in the fiscal years ended December 31, 2017 and 2016:

	High	Low

2017
Fourth Quarter	$1.60	$0.66
Third Quarter	$2.25	$1.35
Second Quarter	$2.03	$0.98
First Quarter	$1.75	$0.40

2016
Fourth Quarter	$1.23	$0.56
Third Quarter	$1.80	$1.04
Second Quarter	$1.71	$0.87
First Quarter	$3.28	$0.73

On March 9, 2018, the closing price of a share of our common stock on the NYSE American was $1.28.

Stockholders

As of March 9, 2018, there were 188,772,869 shares of common stock outstanding, which were held by approximately 109 record holders.

Dividends

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors deemed relevant by our Board of Directors. In addition, we are restricted from paying cash dividends under our term loan and revolving loan facilities.

Comparative Stock Performance

 The following line graph compares cumulative total shareholder return for the period beginning August 18, 2014 and ended December 31, 2017 for (i) our common stock; (ii) NYSE Medical Equipment (U.S. Companies); (iii) NASDAQ Stock Market (U.S. Companies); (iv) NASDAQ Medical Equipment, and (v) NYSE American Stock Market. The graph assumes $100 invested on August 18, 2014 and includes reinvestment of dividends. Measurement points are August 18, 2014 and the last trading day of the fiscal years ended December 31, 2017, 2016, 2015, and 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2017, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our registered equity securities.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and historical balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013, have been derived from our consolidated financial statements. The selected consolidated financial data included below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Fiscal Year Ended December 31,
	2017	2016	2015	2014(1)	2013(1)
Consolidated Statements of Operations Data:	(in thousands, except share and per share amounts)

Revenue	$9,650	$2,842	$2,729	$2,983	$896
Cost of goods sold	9,265	5,042	3,724	4,904	2,430
Gross (loss) profit	385	(2,200)	(995)	(1,921)	(1,534)
Operating expenses:
Research and development	9,517	10,313	10,033	6,607	4,793
Selling, general and administrative	24,777	19,564	16,143	13,002	8,221
Restructuring charges	—	—	—	175	—
Total operating expenses	34,294	29,877	26,176	19,784	13,014
Operating loss	(33,909)	(32,077)	(27,171)	(21,705)	(14,548)
Other income (expense):
Warrant revaluation	—	—	—	(2,421)	(171)
Interest and other income (expense)	(214)	(1,001)	(1,592)	(415)	28
Total other expense, net	(214)	(1,001)	(1,592)	(2,836)	(143)
Net loss	$(34,123)	$(33,078)	$(28,763)	$(24,541)	$(14,691)
Net loss per share, basic and diluted	$(0.20)	$(0.28)	$(0.25)	$(0.29)	$(0.20)
Weighted average number of common shares outstanding	173,925,450	119,019,700	113,254,925	84,990,198	73,360,259

(1)	On August 12, 2014, Your Internet Defender Inc. (“Your Internet Defender”), closed a reverse acquisition transaction in which it acquired Corindus, Inc. (“Corindus”) and Corindus Security Corporation as wholly owned subsidiaries (the “Acquisition”). The Acquisition was accounted as a reverse acquisition pursuant to which Corindus was considered the acquiring entity for accounting purposes. As such, Corindus’ historical results of operations replace Your Internet Defender’s historical results of operations for all periods prior to the Acquisition. The results of operations of both companies are included in our consolidated financial statements for all periods after the completion of the Acquisition.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)

Cash, cash equivalents and marketable securities	$17,458	$9,183	$42,666	$28,526	$9,845
Total assets	$24,566	$13,013	$47,139	$32,836	$14,768
Long-term debt, net of current portion	$—	$—	$3,673	$7,594	$—
Long-term capital lease obligation, net of current portion	$102	$—	$—	$—	$—
Total liabilities	$7,051	$8,943	$11,292	$13,054	$4,728
Working capital	$16,429	$3,048	$37,993	$26,231	$11,387
Accumulated deficit	$(180,841)	$(146,718)	$(113,640)	$(84,877)	$(60,336)
Total stockholders’ (deficit) equity	$17,515	$4,070	$35,847	$19,782	$(10,040)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the FDA to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that causes musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, the first generation of the CorPath System, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning will enable physicians to adjust guide catheter position during procedures and may expand use of CorPath to more complex cases. We began commercial shipment of the CorPath GRX System in late January 2017. While the CorPath GRX has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional and other more complex cardiac interventions such as structural heart procedures. As of December 31, 2017, we have installed 33 CorPath GRX Systems. Additionally, as of December 31, 2017, we shipped six CorPath GRX Systems that were accepted by a distributor. During 2017, the majority of our consumable revenues relate to the CorPath GRX System.

On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

On March 16, 2018, we completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of March 16, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019 . Until such time that we achieve the specified criteria, the additional term loans are not available to us. We cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in the Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of our personal property other than our intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors-approved projections for the applicable fiscal year. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against us and the collateral securing the loan facilities. These events of default include, among other things, any failure by us to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against us in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.

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

Revenue Recognition

The CorPath System is a capital medical device used by hospitals and surgical centers to perform heart catheterizations. Use of the CorPath System requires a sterile, single-use cassette (the “CorPath Cassette”), which are sold separately, for each procedure. Products are sold to customers with no rights of return. We recognize all revenue on the sale of products when the following criteria are met:

●	Persuasive evidence of an arrangement exists
●	The price to the buyer is fixed or determinable
●	Collectability is reasonably assured
●	Risk of loss transfers and the product is delivered.

In each arrangement, we are responsible for installation of the CorPath System and initial user training, which services are deemed essential to the functionality of the system. Therefore, we recognize system revenue when the CorPath System is delivered, installed and accepted by the end user customer.

Each CorPath System is sold with a standard one-year warranty, which provides that the CorPath System will function as intended, and during that one-year period, we will either replace the product or a portion thereof or provide the necessary repair service during our normal service hours. We accrue for the estimated costs of the warranty once the CorPath System revenue is recognized.

We generally enter into multiple element arrangements, which include the sale of a CorPath System with an initial order of CorPath Cassettes, and may include either a basic service plan or a premium service plan. The basic service plan provides for an extended warranty period and the premium service plan provides for the extended warranty as well as component upgrades, when and if they become available during the service period. Deliverables, which are accounted for as separate units of accounting under multiple-element arrangements include: (a) the CorPath System, including installation and initial training, which are subject to customer acceptance and (b) the initial shipment of CorPath Cassettes to the customer, and may include either (c) an extended warranty or (d) component upgrades.

We recognize revenue on multiple-element arrangements in accordance with Accounting Standards Update (“ASU”) ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. If VSOE is not available, we use third-party evidence (“TPE”) to determine the selling price. If TPE is not available, we use our best estimate to develop the estimated selling price (“BESP”). We use BESP to determine the selling price of our systems as well as the basic and premium service plans. BESP is determined based on estimated costs plus a reasonable margin, and has generally been consistent with the price charged to the customer for such products and services. The determination of BESP also considers the price of the service plans charged to customers when such services are sold separately in subsequent transactions. We also use BESP to determine the selling price of the initial order of cassettes, which considers the price at which we charge customers when the cassettes are sold separately.

Revenue related to basic and premium service plans is recognized on a straight-line basis over the life of the service contract. Revenue from cassettes and accessories is recorded upon delivery and services provided by us outside of a basic or premium service contract is recognized as the services are provided. If a revenue arrangement contains an undelivered element, such as an unspecified upgrade, revenues are deferred until delivery is complete.

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

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees as an expense in the consolidated statements of operations over the requisite service or performance period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of unrestricted common stock. During 2017, certain shares of unrestricted common stock were granted to a non-employee director of the Company which were fully vested upon grant. Accordingly, compensation expense related to unrestricted stock was recognized on the date of the grant. Stock-based compensation is charged to the respective line items in our statements of operations to which the employee’s services are classified. Compensation costs on awards with both performance and service-based vesting are recorded when it becomes probable that the performance condition and requisite service will be met. Compensation costs associated with stock-based awards to non-employees are measured at fair value on the date of grant and re-measured at the fair value on the date the awards vest and for those awards that have not vested at the end of each reporting period. We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of the awards. The key assumptions in the Black-Scholes Model include an estimate of the volatility of our stock, the risk-free interest rate, and the expected period the stock option will be exercised over and a key assumption in stock-based compensation expense recognition is the estimated forfeiture rate.

The fair value of our common stock is based on the trading of our stock on the OTCQB and NYSE American, as applicable. We utilize quoted market prices to calculate the fair value of stock-based awards.

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

Interest and Other Expense, net

Interest and other expense, net represents interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below) and capital lease obligation, accretion of discounts and amortization of premiums on available-for-sale marketable securities, and interest income.

Results of Operations

Discussion of Year Ended December 31, 2017 compared to Year Ended December 31, 2016:

	Year Ended December 31,
	2017	2016	Change
	(In thousands)
Revenue	$9,650	$2,842	$6,808
Cost of revenue	9,265	5,042	4,223
Gross profit (loss)	385	(2,200)	2,585
Operating expenses:
Research and development	9,517	10,313	(796)
Selling, general and administrative	24,777	19,564	5,213
Total operating expenses	34,294	29,877	4,417
Operating loss	(33,909)	(32,077)	(1,832)
Interest and other expense, net	(214)	(1,001)	787
Net loss	$(34,123)	$(33,078)	$(1,045)

Revenue

Revenue increased to $9.7 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016. This revenue increase was due primarily to the increase in CorPath Systems and capital upgrades installed during 2017.

Our revenue associated with CorPath Systems increased to $6.9 million for the year ended December 31, 2017 from $1.5 million for the year ended December 31, 2016. We installed 17 and seven new CorPath Systems during the years ended December 31, 2017 and 2016, respectively. Additionally, CorPath System revenues included revenues related to six CorPath Systems shipped and accepted by a distributor during the year ended December 31, 2017. For the year ended December 31, 2017, CorPath Systems revenue included $0.7 million of previously deferred CorPath System revenue where the customer arrangements included a previously undelivered item that was completed in 2017. Our average selling price associated with CorPath Systems for which revenue was recognized during the year ended December 31, 2017 when compared to CorPath Systems for which revenue was recognized during the year ended December 31, 2016 decreased by 3%. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades during the year ended December 31, 2017 totaled $1.2 million and there were no such items during the year ended December 31, 2016.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $0.9 million for the year ended December 31, 2017 as compared to $0.6 million for the year ended December 31, 2016. The volume and average price of our CorPath Cassettes increased by 482 units and decreased by 11.3%, respectively, from the year ended December 31, 2017 to the year ended December 31, 2016.

Our revenue associated with services performed totaled $0.7 million for both the year ended December 31, 2017 and 2016. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to $9.3 million for the year ended December 31, 2017 from $5.0 million for the year ended December 31, 2016. Cost of revenue for both the years ended December 31, 2017 and 2016 included the effect of under-utilization of our production facilities. For the year ended December 31, 2017, cost of revenue included the cost of multiple CorPath GRX System upgrades that were installed pursuant to pre-existing and new contractual arrangements, and the costs associated with 33 Systems installed or delivered during 2017, as well as our recording a lower of cost or net realizable value reserve of $268 thousand for our CorPath GRX Cassettes due to the higher material and production costs associated with the early stage of our production of these items.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath GRX System and CorPath GRX Cassettes is approximately $0.2 million and $2 thousand, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross margin increased to a gross profit of $0.4 million for the year ended December 31, 2017 from a gross loss of $2.2 million for the year ended December 31, 2016 based on the changes in revenue and cost of revenues as discussed above. For the year ended December 31, 2017, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated minimal gross profit.

Research and Development

Research and development expenses decreased to $9.5 million for the year ended December 31, 2017 from $10.3 million for the year ended December 31, 2016 primarily due to reduced purchases of prototype materials of $1.0 million and reduced spending for consulting services of $0.3 million for the year ended December 31, 2017. These reductions were offset by increased compensation expense of $0.6 million primarily related to employees hired subsequent to December 31, 2016.

Selling, General and Administrative

Selling, general and administrative expenses increased to $24.8 million for the year ended December 31, 2017 from $19.6 million for the year ended December 31, 2016 primarily due to increased compensation expense of $3.9 million primarily for sales-related employees hired subsequent to December 31, 2016, incremental stock-based compensation expense of $0.4 million associated with stock options granted in 2016 and 2017, and increased travel-related expenses of $0.6 million.

Interest and Other Expense, net

Interest and other expense decreased to $0.2 million for the year ended December 31, 2017 from $1.0 million for the year ended December 31, 2016. The interest and other expense for both periods was primarily the result of interest expense on borrowings under the Company’s Loan and Security Agreement (as defined below). The decrease in interest and other expense for the year ended December 31, 2017 as compared to the prior year period is primarily due to lower interest expense as a result of a reduction in our overall debt balance as a result of contractual principal payments made during the past year whereby the debt balance was fully repaid in 2017.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Discussion of Year Ended December 31, 2016 compared to Year Ended December 31, 2015:

	Year Ended December 31,
	2016	2015	Change
	(In thousands)
Revenue	$2,842	$2,729	$113
Cost of revenue	5,042	3,724	1,318
Gross loss	(2,200)	(995)	(1,205)
Operating expenses:
Research and development	10,313	10,033	280
Selling, general and administrative	19,564	16,143	3,421
Total operating expenses	29,877	26,176	3,701
Operating loss	(32,077)	(27,171)	(4,906)
Interest and other expense, net	(1,001)	(1,592)	591
Net loss	$(33,078)	$(28,763)	$(4,315)

Revenue

Revenue increased to $2.8 million for the year ended December 31, 2016 from $2.7 million for the year ended December 31, 2015 due primarily to an increase in service revenue.

Our revenue associated with CorPath System sales decreased to $1.5 million for the year ended December 31, 2016 from $1.8 million for the year ended December 31, 2015. We sold seven and eight CorPath Systems during the years ended December 31, 2016 and 2015, respectively, and our average selling price increased by 51% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decline in CorPath System revenue for 2016 despite the increase in the sales price related to the deferral of revenue on two systems in 2016 due to undelivered elements for specified upgrade rights. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of units sold and the average selling price of units sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force. In 2016, we sold two systems in the first quarter, zero in the second quarter, one in the third quarter, and four in the fourth quarter. Additionally, we expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue from CorPath Cassettes and accessories, which represent our sale of consumables, decreased to $0.6 million for the year ended December 31, 2016 from $0.7 million for the year ended December 31, 2015 due to a decline in volume. The volume and average price of our CorPath Cassettes decreased by 65 units and increased by 0.6%, respectively, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Revenues under our CUPs represented 21.9% and 36.8% for the year ended December 31, 2016 and 2015, respectively, of our total revenues for the sale of consumables.

Our revenue associated with services performed increased to $0.7 million for the year ended December 31, 2016 from $0.3 million for the year ended December 31, 2015. The increase relates to revenue recognized under the terms of outstanding service agreements and an increase in service projects performed for the year ended December 31, 2016. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether or not customers elect to purchase service contracts with their CorPath Systems and the related deferral of any expected services to be performed under such arrangements.

Given the relatively small number of customers due to the early stage of the Company’s commercialization and the price of the CorPath System relative to consumables, customers that purchase a system in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to approximately $5.0 million for the year ended December 31, 2016 from approximately $3.7 million for the year ended December 31, 2015. Cost of revenues for both the year ended December 31, 2016 and December 31, 2015 included the effect of under-utilization of our production facilities.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility.

Gross Loss

Gross loss increased to approximately $2.2 million for the year ended December 31, 2016 from approximately $1.0 million for the year ended December 31, 2015 based on the changes in revenue and cost of revenue as discussed above. We have not generated enough sales volume of CorPath Systems to offset our manufacturing costs including the effect of the under-utilization of our production facility and have generated a gross loss.

Research and Development

Research and development expenses increased to approximately $10.3 million for the year ended December 31, 2016 from approximately $10.0 million for the year ended December 31, 2015. This increase of $0.3 million is primarily due to increased compensation expense of $0.6 million and incremental stock-based compensation of $0.1 million for the year ended December 31, 2016, partially offset by decreases in purchasing of prototype material of $0.3 million and reduced spending on consultants and subcontractors of $0.2 million.

Selling, General and Administrative

Selling, general and administrative expenses increased to approximately $19.6 million for the year ended December 31, 2016 from approximately $16.1 million for the year ended December 31, 2015. This increase of $3.5 million is primarily due to incremental stock-based compensation expense of $1.8 million, increased sales salaries and commissions of $1.1 million, incremental costs of $0.7 associated with the transition of the Company’s former Chief Executive Officer that was completed in March 2016, and increased travel expenses of $0.4 million, partially offset by a reduction in marketing program costs of $0.4 million and recruiting costs of $0.2 million.

Interest and Other Expense, net

Other expense, net, decreased to approximately $1.0 million for the year ended December 31, 2016 from approximately $1.6 million for the year ended December 31, 2015. Other expense for both the year ended December 31, 2016 and December 31, 2015 was primarily the result of interest expense on borrowings under our Loan and Security Agreement (as defined below). The decrease in other expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to lower interest expense as a result of a reduction in our overall debt balance through contractual principal payments over the past year.

Income Taxes

We have not recorded any benefit related to operating losses due to uncertainty about future taxable income.

Liquidity and Capital Resources

On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

On March 16, 2018, we completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of March 16, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019 . Until such time that we achieve the specified criteria, the additional term loans are not available to us. We cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in the Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of our personal property other than our intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors-approved projections for the applicable fiscal year. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against us and the collateral securing the loan facilities. These events of default include, among other things, any failure by us to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against us in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.

We have incurred losses since inception and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2017, we had an accumulated deficit of $180.8 million. As of December 31, 2017, we had cash and cash equivalents of $17.5 million and working capital of $16.4 million. We anticipate that these available resources and the additional financings discussed above will be sufficient to meet our cash requirements for at least the next 12 months from March 19, 2018. However, as we continue to incur losses and cash flow deficits, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure, but we will otherwise rely on additional capital funding until such time as that is achieved.

As such, we have evaluated whether or not our cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through March 19, 2019 as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our current forecasts of cash flow deficits, which are estimated to be approximately $37 million to $39 million per year, we will have cash through approximately May 2019.

Due to the inherent uncertainty in predicting revenues and certain variable costs, we have considered our ability to reduce cash flow deficits and have determined that if we do not achieve our revenue forecast, we would undertake the following activities to reduce our cash flow deficits:

●

Defer or limit some or all of its spending on capital equipment that we believe is necessary to reduce manufacturing costs of cassettes and CorPath systems to be used in marketing and training activities that were otherwise planned for 2018;

●

Eliminate or defer the 2018 discretionary bonus payouts for all bonus eligible employees, including executive management;

●

Reduce spending on travel, clinical programs and prototypes;

●

Eliminate planned headcount additions in marketing, sales, and manufacturing; and

●

Reduce external consulting resources who otherwise would be used to assist in installations of CorPath systems.

As a result, we believe our plans can be effectively implemented as all of the actions are within our control and will be finalized and will be able to be effectively implemented, if required.

We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional non-dilutive or dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10 million in two separate $5 million loans under secured promissory notes (the “Loan and Security Agreement”). The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5 million (the “Initial Promissory Note”) and was repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. On December 31, 2014, the Company borrowed the additional $5 million (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note was also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015.

All amounts due under the Loan and Security Agreements were fully repaid on October 2, 2017.

In summary, our cash flows were:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash used in operating activities	$(32,358)	$(27,594)	$(27,856)
Net cash provided by (used in) investing activities	$(174)	$20,087	$(20,793)
Net cash provided by (used in) financing activities	$40,807	$(5,452)	$42,265

Operating Activities

Cash used in operating activities was $32.4 million for the year ended December 31, 2017 compared to $27.6 million for the year ended December 31, 2016. The $4.8 million increase in the use of cash was due primarily to the changes in working capital.

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

Investing Activities

Cash used in investing activities was $0.2 million for the year ended December 31, 2017 compared to $20.1 million provided by investing activities for the year ended December 31, 2016. The change was primarily due to maturities of available-for-sale securities during 2016 with no similar activity during 2017.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017, totaled $40.8 million and was primarily due to proceeds from the issuance of common stock in a private placement offset by contractual payments on long-term debt.

Cash used in financing activities for the year ended December 31, 2016 totaled $5.5 million and was due to contractual payments on long-term debt, payment for common stock repurchase and retirement and the payment of withholding taxes on stock option exercises.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period (In thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital lease liability	$182	$67	$115	$—	$—
Building lease liability	1,945	577	1,313	55	—
	$2,127	$644	$1,428	$55	$—

Recently Issued Accounting Standards

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as “Topic 606”). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the guidance on January 1, 2018 and will apply the modified retrospective transition approach only to contracts that have undelivered performance obligations as of this date. We performed a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have an installed base of 62 CorPath Systems as of December 31, 2017. We assessed all of these systems, and determined that a large number of those installations will not be impacted by the implementation of Topic 606 since there will be no future performance obligations under those arrangements upon adoption. As a result, we identified a limited number of contracts for which there will be future performance obligations as of the adoption date. Pertaining to these contracts, the adoption of Topic 606 will result in certain components of services being unbundled from previously bundled arrangements, and result in an acceleration of the timing of revenue recognition related to our services. The new standard requires revenues to be estimated and recognized upon transfer of the promised goods and services, and we determined that the accelerated recognition of service revenues will result in a cumulative adjustment to revenues as of the adoption date. Adoption of the new standard will result in the capitalization of certain costs to obtain service contracts and the capitalization of such costs will result in an adjustment to capitalized expenses as of the adoption date. We are in the process of finalizing the overall impact of the adoption of this standard on our fourth quarter sales and will finalize in the first quarter of 2018. Our calculations indicate that such amounts may not be material to our results of operations.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $17.5 million as of December 31, 2017. The cash and cash equivalents as of December 31, 2017 consists of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily in short term securities. The effect of an immediate hypothetical change in variable interest rates would not have a material effect on our consolidated financial statements.

We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements, together with the report of our independent registered public accounting firm, Ernst & Young LLP, appear at page F-1 through F-24 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of senior management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which we include herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

38

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Corindus Vascular Robotics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Corindus Vascular Robotics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corindus Vascular Robotics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Corindus Vascular Robotics, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated March 19, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 19, 2018

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “ Section 16(A) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Pay Ratio Disclosure,” “Management and Corporate Governance,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Proposal 6: Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

41

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statements Schedules

(1)	Financial Statements are listed in the Consolidated Financial Statements Contents on page F-1 of this Annual Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.

Exh. No.	Document
2.1

Securities Exchange and Acquisition Agreement, dated as of August 5, 2014, by and between Your Internet Defender Inc. and Corindus, Inc., (incorporated herein by reference to Exhibit No. 2.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File. No. 333-176581))

2.2	Plan of Conversion, dated as of June 23, 2016, (incorporated herein by reference to Exhibit No. 2.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))
3.1	Certificate of Conversion, dated as of June 28, 2016, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit No. 3.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))
3.2	Amended and Restated Bylaws, effective June 28, 2016 (incorporated herein by reference to Exhibit No. 3.4 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))
3.3	Articles of Conversion, as filed with the Secretary of State of the state of Nevada (incorporated herein by reference to Exhibit 3.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K on June 29, 2016 (File No. 001-37406))
3.4	Certificate of Incorporation, as filed with the Secretary of State of the state of Delaware (incorporated herein by reference to Exhibit 3.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))
10.1#	Employment Agreement, dated September 3, 2008, between Corindus, Inc. and David M. Handler, (incorporated herein by reference to Exhibit No. 10.01 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581))
10.2	Lease Agreement, dated October 24, 2012, between xxx and xxx (incorporated herein by reference to Exhibit No. 10.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581))
10.3	Loan and Security Agreement, dated June 11, 2014 between Corindus, Inc. and Steward Capital Holdings (incorporated herein by reference to Exhibit 10.4 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1A filed on December 8, 2014 (File No. 333-199498))†
10.4	Intellectual Property Loan Agreement, dated June 11, 2014, by and between Corindus, Inc. and Steward Capital Holdings (incorporated herein by reference to Exhibit 10.6 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1A filed on December 8, 2014 (File No. 333-199498))
10.5	Warrant to Steward Capital Holdings (incorporated by reference to Exhibit 10.5 to Corindus Vascular Robotics Inc.’s Current Report on Form 8-K/A on August 15, 2014 (File No. 001-37406))
10.6	Form of Employee Stock Option for 2006 Option Holders (incorporated herein by reference to Exhibit 10.02 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))
10.7	Form of Director Stock Option for 2006 Option Holders (incorporated herein by reference to Exhibit 10.03 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))
10.8	Form of Employee Stock Option for 2008 Option Holders (incorporated herein by reference to Exhibit 10.04 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))
10.9	Form of Officer Stock Option for 2008 Option Holders (incorporated herein by reference to Exhibit 10.05 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))
10.10	Form of Director Stock Option for 2008 Option Holders (incorporated herein by reference to Exhibit 10.06 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))
10.11	Demand Registration Rights Agreement, dated August 6, 2014 (incorporated herein by reference to Exhibit 10.10 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))
10.12	Replacement Warrant to Steward Capital Holdings, dated August 12, 2014 (incorporated herein by reference to Exhibit 10.23 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581))

42

10.13	Distributor Agreement, dated December 22, 2019, between Corindus, Inc. and Philips Medical Systems Nederland BV (incorporated herein by reference to Exhibit 10.30 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1A filed on December 8, 2014 (File No. 333-199498))†
10.14	Purchase Order, dated November 18, 2014, with Philips Medical Systems Nederland BV (incorporated herein by reference to Exhibit 10.31 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1A filed on December 8, 2014 (File No. 333-199498))†
10.15#	Employment Agreement, dated May 22, 2015, between Corindus Vascular Robotics, Inc. and David M. Handler (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1/A filed on May 26, 2015 (File No. 333-204037))
10.16#	Employment Agreement, dated May 22, 2015, between Corindus Vascular Robotics, Inc. and David W. Long (incorporated herein by reference to Exhibit 10.2 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1/A filed on May 26, 2015 (File No. 333-204037))
10.17	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 99.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on January 29, 2016 (File No. 001-37406))
10.18#	Employment Agreement, dated February 23, 2016, between Corindus Vascular Robotics, Inc. and Mark J. Toland (incorporated herein by reference to Exhibit 99.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on February 26, 2016 (File No. 001-37406))
10.19	Letter of Agreement, dated March 17, 2016, between Corindus Vascular Robotics, Inc. and David Handler (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-37406))
10.20	2014 Stock Award Plan, as amended and restated on June 23, 2016 (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))
10.21#	Employment Agreement, dated October 3, 2016, between Corindus Vascular Robotics, Inc. and Jeff Lemaster (incorporated herein by reference to Exhibit 10.3 to Corindus Vascular Robotics, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 001-37406))
10.22	First Amendment to Commercial Lease, dated October 24, 2016 (incorporated herein by reference to Exhibit 10.2 to Corindus Vascular Robotics, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 001-37406))
10.23	Securities Purchase Agreement, dated February 28, 2017, between the Company and certain purchasers, form of (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-37406))
10.24	Registration Rights Agreement, dated March 15, 2017, between the Company and certain purchasers, form of (incorporated herein by reference to Exhibit 10.42 to Corindus Vascular Robotics, Inc.’s Annual Report on Form 10-K filed on March 15, 2017 (File No. 001-37406))
10.25	Director Compensation Policy, as amended and restated effective December 15, 2017*
10.26	Restricted Stock Unit Agreement*
21	List of Subsidiaries of Corindus Vascular Robotics, Inc.*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 14, 2018.*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 14, 2018.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 14, 2018.* **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 14, 2018.* **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

___________

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted material has been separately filed with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 19, 2018

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President
Principal Executive Officer

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark J. Toland	Chief Executive Officer, President and Director	March 19, 2018
Mark J. Toland	(Principal Executive Officer)

/s/ David W. Long	Chief Financial Officer, Senior Vice President,	March 19, 2018
David W. Long	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Jeffrey C. Lightcap	Chairman	March 19, 2018
Jeffrey C. Lightcap

/s/ Jeffrey Gold	Director	March 19, 2018
Jeffrey Gold

/s/ Campbell Rogers	Director	March 19, 2018
Campbell Rogers

/s/ Louis A. Cannon	Director	March 19, 2018
Louis A. Cannon

/s/ Nathan R. Harrington	Director	March 19, 2018
Nathan R. Harrington

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Corindus Vascular Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corindus Vascular Robotics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

March 19, 2018

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$17,458	$9,183
Accounts receivable	2,863	384
Due from related party	—	250
Inventories, net	2,103	1,545
Prepaid expenses and other current assets	539	448
Total current assets	22,963	11,810

Property and equipment, net	1,452	982
Deposits and other assets	151	221
Total assets	$24,566	$13,013

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,416	$2,463
Accrued expenses	3,637	1,794
Customer deposits	93	—
Deferred revenue	339	750
Current portion of capital lease obligation	49	—
Current portion of long-term debt	—	3,755
Total current liabilities	6,534	8,762

Long-term Liabilities
Deferred revenue, net of current portion	342	129
Long-term capital lease obligation, net of current portion	102	—
Other liabilities	73	52
Total long-term liabilities	517	181
Total liabilities	7,051	8,943

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 188,764,851 shares at December 31, 2017 and 119,025,221 shares at December 31, 2016 issued and outstanding	19	12
Additional paid-in capital	198,337	150,776
Accumulated deficit	(180,841)	(146,718)
Total stockholders’ equity	17,515	4,070
Total liabilities and stockholders’ equity	$24,566	$13,013

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue	$9,650	$2,842	$2,729
Cost of revenue	9,265	5,042	3,724
Gross profit (loss)	385	(2,200)	(995)
Operating expenses:
Research and development	9,517	10,313	10,033
Selling, general and administrative	24,777	19,564	16,143
Total operating expense	34,294	29,877	26,176
Operating loss	(33,909)	(32,077)	(27,171)
Interest and other expense, net	(214)	(1,001)	(1,592)
Net loss	$(34,123)	$(33,078)	$(28,763)

Net loss per share--basic and diluted	$(0.20)	$(0.28)	$(0.25)
Weighted-average common shares used in computing net loss per share--basic and diluted	173,925,450	119,019,700	113,254,925

Other comprehensive loss:
Net loss	$(34,123)	$(33,078)	$(28,763)
Unrealized gain (loss) on marketable securities	—	14	(14)
Comprehensive loss	$(34,123)	$(33,064)	$(28,777)

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.0001 Par Value		Paid-in	Accumulated Other	Accumulated
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total
Balance at December 31, 2014	105,883,157	$11	$104,648	$—	$(84,877)	$19,782
Stock-based compensation expense	—	—	505	—	—	505
Issuance of common stock in connection with public offering of common stock, net of issuance costs of $794	12,650,000	1	44,391	—	—	44,392
Issuance of common stock upon exercise of stock options	340,345	—	76	—	—	76
Common stock withheld to pay statutory minimum withholding taxes on exercise of stock options	(41,061)	—	(131)	—	—	(131)
Change in fair value of marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(28,763)	(28,763)
Balance at December 31, 2015	118,832,441	12	149,489	(14)	(113,640)	35,847
Stock-based compensation expense	—	—	2,366	—	—	2,366
Issuance of common stock upon exercise of stock options	848,297	—	(338)	—	—	(338)
Issuance of common stock upon exercise of warrants	93,325	—	—	—	—	—
Common stock repurchase and retirement	(748,842)	—	(741)	—	—	(741)
Change in fair value of marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(33,078)	(33,078)
Balance at December 31, 2016	119,025,221	12	150,776	—	(146,718)	4,070
Stock-based compensation expense	—	—	2,892	—	—	2,892
Issuance of common stock in connection with private placement of common stock, net of issuance costs of $415	68,055,700	7	44,604	—	—	44,611
Issuance of common stock upon exercise of stock options	261,670	—	65	—	—	65
Issuance of common stock upon exercise of warrants	1,393,605	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	26,362	—	—	—	—	—
Issuance of unrestricted common stock	2,293	—	—	—	—	—
Net loss	—	—	—	—	(34,123)	(34,123)
Balance at December 31, 2017	188,764,851	$19	$198,337	$—	$(180,841)	$17,515

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(34,123)	$(33,078)	$(28,763)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on disposal of fixed assets	28	81	—
Impairment of property and equipment	—	125	—
Depreciation and amortization	723	725	706
Stock-based compensation expense	2,892	2,366	505
Write down of inventories	268	—	—
Accretion of interest expense	101	422	625
Accretion of available-for-sale securities	—	(15)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,479)	494	(404)
Due from related party	250	(250)	—
Prepaid expenses and other current assets	(91)	143	(17)
Deferred inventory costs	—	—	102
Inventories	(1,638)	(216)	(346)
Deposits and other assets	(1)	7	56
Accounts payable, accrued expenses and other liabilities	1,817	1,530	(380)
Customer deposits	93	—	—
Deferred revenue	(198)	72	73
Net cash used in operating activities	(32,358)	(27,594)	(27,856)

Investing activities
Purchases of available-for-sale securities	—	—	(22,766)
Maturities of available-for-sale securities	—	20,553	2,241
Collection of notes receivable	71	65	—
Purchase of property and equipment	(245)	(531)	(268)
Net cash provided by (used in) investing activities	(174)	20,087	(20,793)

Financing activities
Proceeds from issuance of common stock, net of offering costs	44,611	—	44,392
Proceeds from issuance of long term debt and warrants, net of deferred financing costs and discounts	—	—	(50)
Proceeds from exercise of stock options	65	72	76
Payment for common stock repurchase and retirement	—	(741)	—
Payments for withholding taxes on stock option exercises	—	(410)	(131)
Payments on capital lease obligation	(13)	—	—
Payments on debt	(3,856)	(4,373)	(2,022)
Net cash provided by (used in) financing activities	40,807	(5,452)	42,265

Net increase (decrease) in cash and cash equivalents	8,275	(12,959)	(6,384)
Cash and cash equivalents at beginning of period	9,183	22,142	28,526
Cash and cash equivalents at end of period	$17,458	$9,183	$22,142

Supplemental Cash Flow Information
Transfer from inventories to property and equipment in the field	$812	$—	$587
Interest paid	$157	$652	$976
Assets acquired under capital lease	$164	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

1.	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), formerly named Your Internet Defender, Inc. (“YIDI”), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014 (the “Acquisition”). The Company was previously a Nevada corporation, but effective June 28, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company’s corporate headquarters and research and development facility are in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sale of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development, business development activities and raising capital. In July 2012, the Company received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for the CorPath 200 System and initiated a limited commercial launch in the U.S. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build the customer base. While the Company’s device is initially cleared for and targeting percutaneous coronary intervention (“PCI”) and peripheral vascular procedures, the Company believes its technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional and other more complex cardiac interventions such as structural heart procedures.

In October 2015, the Company received 510(k) clearance from the FDA for its robotic-assisted CorPath 200 System to be used during PCI procedures performed via radial access. The 510(k) clearance was based on results of a clinical trial conducted at Spectrum Health, Grand Rapids, Michigan, and St. Joseph’s Hospital Health Center, Syracuse, New York.

In March 2016, the Company received 510(k) clearance from the FDA for its robotic-assisted CorPath 200 System for use in peripheral vascular interventions. The 510(k) clearance for peripheral intervention was based on results of a clinical trial conducted at Medical University of Graz in Graz, Austria.

In October 2016, the Company received 510(k) clearance from the FDA for its CorPath GRX, the second generation of its CorPath System and in February 2018, the Company received 510(k) clearance from the FDA for CorPath GRX to be used during peripheral vascular interventions. In March 2018, the Company received 510(k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform. The CorPath GRX System is intended for use in the remote delivery and manipulation of guidewires and rapid exchange catheters, and remote manipulation of guide catheters during percutaneous coronary and vascular procedures. The Company began commercial shipment of the CorPath GRX in late January 2017.

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

Liquidity

On March 16, 2018, the Company closed on a private placement of convertible preferred stock for gross proceeds of $25,000. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of March 16, 2018, the Company had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided the Company receives net cash proceeds of $30 million from a future sale of the Company's equity securities prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. The Company cannot assure you that the Company will achieve the gross profit or equity financing milestones that will trigger the Company's ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which the Company currently does not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in the Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of the Company's personal property other than the Company's intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, the Company must also achieve minimum revenue on a monthly basis measured against a percentage of the Company's Board of Directors-approved projections for the applicable fiscal year. The Company's failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company's insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against the Company in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The Company has incurred losses since inception and has funded its cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2017, the Company had an accumulated deficit of $180,841. As of December 31, 2017, the Company had cash and cash equivalents of $17,458 and working capital of $16,429. The Company anticipates that these available resources and the additional financings discussed above will be sufficient to meet the Company’s cash requirements for at least the next 12 months from March 19, 2018. However, as the Company continues to incur losses and cash flow deficits, its transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure, but the Company will otherwise rely on additional capital funding until such time as that is achieved.

As such, the Company has evaluated whether or not its cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through March 19, 2019 as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on the Company’s current forecasts of annual cash flow deficits, which are estimated to be approximately $37,000 to $39,000 per year, the Company will have cash through approximately May 2019.

Due to the inherent uncertainty in predicting revenues and certain variable costs, management has considered its ability to reduce cash flow deficits and has determined that if it does not achieve its revenue forecast, it would undertake the following activities to reduce its cash flow deficits:

●

Defer or limit some or all of its spending on capital equipment that management believes is necessary to reduce manufacturing costs of cassettes and CorPath systems to be used in marketing and training activities that were otherwise planned for 2018;

●

Eliminate or defer the 2018 discretionary bonus payouts for all bonus eligible employees, including executive management;

●

Reduce spending on travel, clinical programs and prototypes;

●

Eliminate planned headcount additions in marketing, sales, and manufacturing; and

●

Reduce external consulting resources who otherwise would be used to assist in installations of CorPath systems.

As a result, management believes its plans can be effectively implemented as all of the actions are within the Company’s control and will be finalized and will be able to be effectively implemented, if required.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of December 31, 2017, the Company’s Chief Executive Officer and one of its senior executives represented two of the four voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $36, $123, and $386 for the years ended December 31, 2017, 2016 and 2015, respectively. The entity had assets and liabilities of $15 and $7, respectively, on its balance sheet at December 31, 2017 and had both assets and liabilities of $23 on its balance sheet at December 31, 2016.

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

Revenues from domestic customers were $6,694, $1,867 and $2,683 for the years ending December 31, 2017, 2016 and 2015, respectively. Revenues from international customers in Japan, Dubai, Israel, and Kuwait, were $2,956, $975 and $46 for the years ending December 31, 2017, 2016 and 2015, respectively.

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

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company had classified all of its marketable securities during 2016 “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity.

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

At both December 31, 2017 and 2016, the Company had only one asset, cash equivalents, that was measured at fair value on a recurring basis. The Company had cash equivalents totaling approximately $0 and $164 at December 31, 2017 and 2016, respectively, which were valued based on Level l inputs.

The Company’s financial instruments of deposits and notes receivable are carried at cost and approximate their fair values given the liquid nature of such items. The fair value of the Company’s capital lease obligation approximates its carrying value at December 31, 2017 due to its recent negotiation with lessor. The fair value of the Company’s long-term debt amounted to $3,759 at December 31, 2016 based on discounted cash flow analysis, which includes Level 3 inputs and fair value approximates recorded amounts.

Concentrations of Credit Risk and Significant Customers

The Company had the following customers that accounted for greater than 10% of its revenues for the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Year ended December 31,
Customer	2017	2016	2015
A	20%	—	—
B	1%	28%	—
C	—	13%	5%
D	—	12%	—
E	1%	1%	13%
F	—	—	11%
G	—	1%	10%

The Company had five other customers that together accounted for 84% of the Company’s accounts receivable balance at December 31, 2017, but none of these customers exceeded 10% of its revenues in 2017. Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

The Company had four other customers that together accounted for 73% of the Company’s accounts receivable balance at December 31, 2016, but none of these customers exceeded 10% of its revenues in 2016.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance for doubtful accounts, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. The Company’s accounts receivable consist primarily of amounts due from large, well-capitalized customers and while the Company reviews their creditworthiness, collectability is generally not an issue. The Company records an allowance for doubtful accounts, when necessary, based on the potential for collectability issues within the customer base. The Company’s allowance for doubtful accounts was $0 at December 31, 2017 and 2016.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Product Warranty

Customers are permitted to return defective products under the Company’s standard product warranty program. For CorPath Systems, the Company’s standard one-year warranty provides for the repair of any product that malfunctions. Return and replacement can only occur if a material breach of the warranty remains uncured for 30 days. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2015	$68
Provision for warranty obligations	67
Settlements	(78)
Balance at December 31, 2016	57
Provision for warranty obligations	352
Settlements	(113)
Balance at December 31, 2017	$296

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

Property and Equipment

Property and equipment is carried at cost. Major items and betterments are capitalized; maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Software costs that do not meet capitalization criteria are expensed as incurred. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the CorPath System. Field equipment represents internally manufactured capital equipment placed at customer locations under programs that involve the customer’s agreement to provide their facility as a training/showsite for other potential customers while purchasing cassettes for their cases performed. As of December 31, 2017, the Company had placed three CorPath GRX field equipment units and one CorPath GRX for a customer’s evaluation purposes.

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

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Impairment of Long-Lived Assets

The Company’s long-lived assets principally consist of property and equipment. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and estimated future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. During 2016, the undiscounted estimated cash flows from certain equipment placed at customer locations was less than the related equipment’s carrying value. As such, the Company recorded an impairment charge of $125 based on the difference between the estimated fair value of the equipment and its carrying value. The impairment charge of $88 and $37 is recorded within cost of revenues and selling, general and administrative, respectively, in the accompanying 2016 consolidated statement of operations. There were no other impairment charges or indicators of impairment for the years ended December 31, 2017, 2016 or 2015.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in the unrealized gains and losses on marketable securities. Accumulated other comprehensive loss, a component of stockholders’ equity, is comprised of the cumulative unrealized gains and/or losses from the change in fair market value of the Company’s marketable securities. Accumulated other comprehensive loss was $0 as of both December 31, 2017 and 2016.

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

Each CorPath System is sold with a standard one year warranty, which provides that the CorPath System will function as intended and during that one year period, the Company will either replace the product or a portion thereof or provide the necessary repair service during the Company’s normal service hours. The Company accrues for the estimated costs of the warranty once the CorPath System is installed.

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

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Revenue related to basic and premium service plans is recognized on a straight-line basis over the life of the service contract. Revenue from cassettes and accessories is recorded upon delivery and services provided by the Company outside of a basic or premium service contract are recognized as the services are provided. If a revenue arrangement contains an undelivered element, such as a specified upgrade, revenues are deferred until delivery is complete.

There are no performance, cancellation, termination, and refund-type provisions under the Company’s multiple element arrangements.

At times, the Company may provide products to customers in exchange for future purchases of products and provision of services. The costs of any such products are included in cost of revenue in the accompanying consolidated statements of operations.

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

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of unrestricted common stock. During 2017, certain shares of unrestricted common stock were granted to a non-employee director of the Company which were fully vested upon grant. Accordingly, compensation expense related to unrestricted stock was recognized on the date of the grant. During 2016, the Company issued certain stock-based awards that contain both performance and service-based vesting conditions which vest over periods of up to 25 months. The Company records expense on these awards when it becomes probable that the performance condition and requisite service will be met. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end.

Prior to the Company’s initial public offering, the fair value of the Common Stock was obtained from quoted market prices on the OTCQB as provided by OTC Market Groups, Inc. In connection with the public offering in May 2015, the Company’s Common Stock was approved for listing on the NYSE American, where it commenced trading under the symbol “CVRS”. As such, subsequent to this, the Company utilizes quoted market prices to calculate fair value of stock-based awards.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”).

	For the Year ended December 31,
	2017	2016	2015
Risk-free interest rate	1.87-2.38%	1.27-2.45%	1.54-1.97%
Expected term in years	6.00-10.00	6.08-10.00	6.08
Expected volatility	55-67%	48-64%	50%
Expected dividend yield	0%	0%	0%

The risk-free interest rate assumption is based upon observed U.S. government treasury interest rates with a term that is consistent with the expected term of the Company’s employee stock options. The expected term is based on the average of the vesting period and contractual term of the Company’s options given the lack of historical data available. The Company does not pay a dividend, and is not expected to pay a dividend in the foreseeable future.

Due to a lack of a public market for the Company’s Common Stock for an extended period of time, the Company utilized comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded net of estimated forfeitures and is adjusted periodically for actual forfeitures. The Company uses historical data to estimate forfeiture rates. For the years ended December 31, 2017, 2016 and 2015, forfeitures were estimated to be 5.0% each year.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Recent Accounting Pronouncements

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as “Topic 606”). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the guidance on January 1, 2018 and will apply the modified retrospective transition approach only to contracts that have undelivered performance obligations as of this date. The Company performed a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company has an installed base of 62 CorPath Systems as of December 31, 2017. The Company assessed all of these systems, and determined that a large number of those installations will not be impacted by the implementation of Topic 606 since there will be no future performance obligations under those arrangements upon adoption. As a result, the Company identified a limited number of contracts for which there will be future performance obligations as of the adoption date. Pertaining to these contracts, the adoption of Topic 606 will result in certain components of services being unbundled from previously bundled arrangements, and result in an acceleration of the timing of revenue recognition related to the Company’s services. The new standard requires revenues to be estimated and recognized upon transfer of the promised goods and services, and the Company determined that the accelerated recognition of service revenues will result in a cumulative adjustment to revenues as of the adoption date. Adoption of the new standard will result in the capitalization of certain costs to obtain service contracts and the capitalization of such costs will result in an adjustment to capitalized expenses as of the adoption date. The Company is in the process of finalizing the overall impact of the adoption of this standard on its fourth quarter sales and will finalize in the first quarter of 2018. The Company’s calculations indicate that such amounts may not be material to the Company’s results of operations.

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

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

3.	Inventories

The Company’s inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	December 31,
	2017	2016
Raw material	$945	$578
Work in progress	310	163
Finished goods	848	804
Total	$2,103	$1,545

The Company wrote down inventories by $268 during the year ended December 31, 2017 to properly state amounts at the lower of cost or net realizable value.

4.	Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives. Depreciation and amortization expense was $723, $725 and $706 for the fiscal years 2017, 2016 and 2015, respectively. Property and equipment consist of the following:

	December 31,
	2017	2016
Machinery and equipment	$546	$561
Computer equipment	147	136
Office furniture and equipment	320	267
Leasehold improvements	62	45
Vendor tooling	898	942
Software	658	554
Demonstration equipment	593	717
Field equipment	819	1,004
Construction in progress	—	29
	4,043	4,255
Less accumulated depreciation and amortization	(2,591)	(3,273)
Property and equipment net	$1,452	$982

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
Payroll and benefits	$1,764	$751
Professional and consultant fees	579	368
Commissions	542	433
Warranty	296	57
Travel expense	242	43
Sales tax payable	83	41
Interest	—	33
Other	131	68
Total	$3,637	$1,794

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

6.	Long-Term Debt

On June 11, 2014, the Company entered into a Loan and Security Agreement pursuant to which the lender agreed to make available to the Company $10,000 in two separate $5,000 loans under secured promissory notes. The initial note was made on June 11, 2014 in an aggregate principal amount equal to $5,000 (the “Initial Promissory Note”) and was repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015. On December 31, 2014, the Company borrowed the additional $5,000 (the “Second Promissory Note”) under the Loan and Security Agreement. The Second Promissory note was also repayable in equal monthly installments of principal and interest over 27 months beginning on July 1, 2015.

In connection with the Initial Promissory Note, the Company issued the lender warrants to purchase 177,514 shares of the Company’s Common Stock at an exercise price of $1.41 per share. The fair value of the warrant issued to the lender was determined to be $230 at the date of issuance, and was recorded as a discount on the debt. Additionally, in connection with the Second Promissory Note, the Company issued the lender warrants to purchase 177,514 shares of the Company’s Common Stock at an exercise price of $1.41 per share. The fair value of the warrant issued to the lender was determined to be $619 at the date of issuance, and was recorded as a discount on the debt. The Company amortized the debt discount to interest expense over the term of the debt using the effective interest method.

All amounts due under the Loan and Security Agreements were fully repaid on October 2, 2017.

7.	Income Taxes

There was no federal or state provision for income taxes for the years ended December 31, 2017, 2016 or 2015 due to the Company’s operating losses and a full valuation allowance on deferred income tax assets for all periods since inception. All of the Company’s loss before provision for income taxes is attributable to its United States operations.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	Years ended December 31,
	2017	2016	2015
Statutory U.S. federal rate	34.0%	34.0%	34.0%
State income tax	2.6	1.7	3.7
Permanent items	0.3	(0.1)	(0.4)
Other	1.0	—	(0.5)
Change in state tax rate	0.1	(0.6)	0.7
Deferred federal rate reduction (Effect of US tax reform)	(58.9)	—	—
Federal R&D credit	1.0	1.1	1.3
State R&D and other credits	0.5	0.5	0.5
Change in valuation allowance	19.4	(36.6)	(39.3)
Total expense (benefit)	-%	-%	-%

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and the related valuation allowance were as follows:

	Years ended December 31,
	2017	2016
Deferred income tax assets:
Operating loss carryforwards	$35,950	$42,130
Start-up expenditures	1,404	2,351
Property and equipment	40	77
Stock-based compensation expense	1,420	1,197
Research and development credit carryforwards	2,928	2,258
Accrued expenses and other	628	695
Total deferred income tax assets	42,370	48,708
Valuation allowance	(42,370)	(48,708)
Net deferred income tax assets	$—	$—

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company has determined that its deferred tax asset value and associated valuation allowance reduction of $20,104 is a provisional amount and a reasonable estimate at December 31, 2017.  The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance.  The Company expects to complete the final impact within the measurement period.

The Company has provided a full valuation allowance against the deferred income tax assets, since it has a history of losses, which are all attributable to the U.S. and currently does not have enough positive evidence required under U.S. GAAP to reverse its valuation allowance. Management does not believe it is more likely than not that its deferred tax assets relating to the loss carryforwards and other temporary differences will be realized in the future. For the year ended December 31, 2016, the valuation allowance increased by $12,121, resulting principally from increased operating loss carryforward. For the year ended December 31, 2017, the valuation allowance decreased by $6,338, resulting principally from the change in deferred federal tax rate from 34% to 21% due to US tax reform.

At December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of approximately $147,795 and $91,631, respectively, that can be carried forward and offset against future taxable income. The Federal net operating loss carryforwards will begin to expire in 2028 and the state NOL carryforwards expire in various amounts, but none before 2022.

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The recognition of the federal and state excess tax benefit net operating losses increased the net operating loss deferred tax asset by $438. No prior periods were restated as a result of this change in accounting policy as the Company maintains a valuation allowance against its deferred tax assets, which also increased by $438 after adoption.

The Company also had federal and state tax credits of approximately $1,935 and $1,256 at December 31, 2017, respectively, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various times beginning in 2029 for federal purposes and 2018 for state purposes.

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

Utilization of net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. Through December 31, 2017, the Company has completed several financings since its inception which it believes has not resulted in any changes in ownership as defined by Sections 382 and 383 of the Internal Revenue Code. If the financings caused an “ownership change”, generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period, the Company’s attributes may be subject to an annual limitation. Subsequent ownership changes may further affect the limitation in future years.

Significant judgment is required in evaluating the Company’s tax positions and in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As of December 31, 2017, the Company was not under audit in any tax jurisdiction.  The U.S. statute of limitations will remain open to examination by the tax authorities until the utilization of net operating loss carryforwards. The Company accrues interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

8.	Stockholders’ Equity

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

The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2017 and 2016, the Company had no shares of preferred stock issued or outstanding.

At December 31, 2017, there were 18,613,366 shares of common stock reserved for the potential exercise of warrants (355,028), stock options (18,215,932), and restricted stock units (42,406) and 3,752,598 shares that are available for grant under the 2014 Stock Award Plan.

9.	Stock-Based Compensation

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

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

Awards of 2,293 shares of unrestricted common stock granted to a non-employee director in 2017 were valued at the closing price of the Company’s common stock at the date of grant and were fully vested on the date of grant. Stock-based compensation awards of 68,768 shares of restricted stock units granted to non-employee directors in 2017. Upon vesting, the Company issues shares of common stock for its restricted stock units. The shares issues have a required holding period of 36 months from the date of grant of the restricted stock units. As a result, the Company has valued the restricted stock units based on the closing price of the Company’s common stock on the date of grant less a discount for lack of marketability during the holding period of 20%. The 20% discount was calculated based on various studies quantifying discounts for lack of marketability with similar metrics to the Company.  The factors considered in the discount for lack of marketability analysis include market value of equity, holding period, total revenue, total assets, volatility, total shareholders’ equity, and net income.  Restricted stock studies are a source of public information on the discount for lack of marketability as the focus of these studies is the purchase of restricted securities.  Restricted securities are shares issued and sold by a publicly traded company without prior registration with the Securities and Exchange Commission.  Because of the restriction on the marketability of the securities, companies purchase the securities at prices lower than the price of a registered security of the same company.  The difference between the two prices represents the discount for the lack of marketability. The related compensation expense is being amortized over the twelve month vesting period. Compensation costs recognized related to these awards totaled $27 in 2017 and was included in selling, general and administrative in the accompanying consolidated statement of operations, with remaining unrecognized compensation expense of $33 to be recognized over the remaining vesting period of approximately 6.6 months. Restricted stock units of 26,362 vested and were issued during 2017 leaving 42,406 to be issued upon vesting in 2018.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term/Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	17,523,072	$1.30	8.34	$511
Granted	2,020,933	$1.44
Exercised	(261,670)	$0.25
Canceled	(1,066,403)	$2.05
Outstanding at December 31, 2017	18,215,932	$1.29	7.64	$1,830
Exercisable at December 31, 2017	9,807,397	$1.22	6.82	$1,624
Vested and expected to vest at December 31, 2017	17,795,505	$1.29	7.62	$1,824

The fair value of employee options is estimated on the date of each grant using the Black-Scholes Model. The weighted-average grant date fair value of options granted during the year ended December 31, 2017, 2016 and 2015 were $0.81, $0.65 and $1.80, respectively. As of December 31, 2017, there was approximately $5,659 of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2014 Stock Award Plan. That cost was expected to be recognized over a weighted-average period of 2.51 years.

The total intrinsic value of options exercised in 2017 was $251.

Stock-based compensation expense was allocated based on the employees’ function as follows:

	Years ended December 31,
	2017	2016	2015
Research and development	$258	$170	$74
Selling, general and administrative	2,634	2,196	431
	$2,892	$2,366	$505

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

10.	Warrants to Purchase Common Stock

The Company issued warrants to purchase 355,028 shares of the Company’s common stock at $1.41 per share in connection with its outstanding borrowing arrangement as described in Note 6.

The table below is a roll-forward of the Company’s warrant activity for the year ended December 31, 2017:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2016	5,083,219	$1.08
Granted	—	—
Exercised	(4,728,191)	1.06
Expired	—	—
Outstanding at December 31, 2017	355,028	$1.41

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

The Company has 355,028 warrants outstanding at December 31, 2017 with an exercise price of $1.41 and an expiration date of May 28, 2020.

11.	Related Party Transactions

Philips Medical Systems, Nederland B.V.

On January 21, 2011, the Company entered into a distributor agreement with Philips appointing Philips to be the sole distributor for the promotion and sale of the Company’s CorPath System. The agreement was terminated on August 7, 2014. The Company may continue to sell CorPath Systems through Philips on a sale by sale basis under a non-exclusive arrangement under mutually agreeable terms, which may include a continued level of discounted pricing, until such time the Company either executes a new distribution arrangement with Philips or the Company no longer does business with Philips.

There were no revenues from or shipments to Philips during the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company recorded revenues of $375 and $125, respectively, from shipments to Philips under the distributor agreement. There were no amounts outstanding from Philips at December 31, 2017 resulting from selling activity under the agreement. At December 31, 2016, Philips owed the Company $250 resulting from selling activity under the agreement.

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

Shareholder Loans

On June 14, 2010, the Company loaned funds to certain stockholders of the Company for tax payments to be made to the Israel Tax Authority in connection with a tax ruling related to a reorganization that took place in 2008 and the Company received non-interest bearing notes receivable, which documented such loans. The total amount of notes receivable issued was $145. The notes receivable were repayable upon the disposition of the Company’s common stock by the existing shareholder. Notes receivable amounted to $71 at December 31, 2016 and was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The notes receivable were collected during 2017.

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

The Company has an operating lease for approximately 26,402 square feet at its corporate headquarters and manufacturing plant in Waltham, Massachusetts, which expires in January 2021. The lease terms include escalating rent payments over the life of the lease and rent expense is recognized over the life of the lease on a straight-line basis. The difference between the amount expensed and actual rent payments is recorded as deferred rent included within other liabilities in the consolidated balance sheets. In connection with the lease, the Company is required to maintain a security deposit with its landlord. The security deposit is approximately $134 at December 31, 2017 and 2016, and is included in deposits and other assets in the accompanying consolidated balance sheets. The Company has a capital lease covering office furniture and carpeting, which expires in November 2020.

Total rent expense was $661, $597, and $574 for the years end December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company’s future minimum lease payments are indicated below:

For the Year Ended December 31,	Operating Lease	Capital Lease

2018	$577	$67
2019	648	67
2020	665	48
2021	55	—
	$1,945	182
Less amount representing interest		31
Minimum lease payments		151
Less current portion of obligation under capital lease		49
Long-term obligation under capital lease		$102

Assets held under the capital lease arrangement and the related accumulated amortization totaled $164 and $6, respectively, at December 31, 2017. Amortization of property under the capital lease is included in depreciation and amortization in the accompanying financial statements.

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

	For the Year ended December 31,
	2017	2016	2015
Options to purchase common stock	18,215,932	17,523,072	8,778,503
Warrants to purchase common stock	355,028	5,083,219	5,207,379
Restricted stock units	42,406	—	—
Total	18,613,366	22,606,291	13,985,882

14.	401(k) Plan

The Company has a tax-qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company matches 100% of the participant’s first 3% of eligible contributions plus 50% of the participant’s next 2% of contributions. Amounts expensed related to this plan totaled $392, $254 and $215 in 2017, 2016 and 2015, respectively.

15.	Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited operating results for each of the Company’s quarters in the years ended December 31, 2017 and 2016:

	Fiscal Year 2017 Quarters
	First	Second	Third	Fourth	Year
Revenue	$777	$2,258	$2,425	$4,190	$9,650
Cost of revenue	1,892	2,200	2,183	2,990	9,265
Gross profit (loss)	(1,115)	58	242	1,200	385
Operating expenses	8,636	8,395	8,081	9,182	34,294
Operating loss	(9,751)	(8,337)	(7,839)	(7,982)	(33,909)
Total other expense, net	(134)	(77)	(14)	11	(214)
Net loss	$(9,885)	$(8,414)	$(7,853)	$(7,971)	$(34,123)
Net loss per share – basic and diluted	$(0.07)	$(0.04)	$(0.04)	$(0.04)	$(0.20)

	Fiscal Year 2016 Quarters
	First	Second	Third	Fourth	Year
Revenue	$1,108	$508	$688	$538	$2,842
Cost of revenue	1,078	1,114	1,220	1,630	5,042
Gross profit (loss)	30	(606)	(532)	(1,092)	(2,200)
Operating expenses	7,275	6,772	7,313	8,517	29,877
Operating loss	(7,245)	(7,378)	(7,845)	(9,609)	(32,077)
Total other expense, net	(382)	(216)	(221)	(182)	(1,001)
Net loss	$(7,627)	$(7,594)	$(8,066)	$(9,791)	$(33,078)
Net loss per share – basic and diluted	$(0.06)	$(0.06)	$(0.07)	$(0.08)	$(0.28)

Note: Quarterly net loss per share amounts may not sum to net loss per share for the year due to rounding.

Corindus Vascular Robotics, Inc.
Notes to Consolidated Financial Statements
In thousands, except share and per share amounts

16.	Subsequent Events

On March 16, 2018, the Company closed on a private placement of convertible preferred stock for gross proceeds of $25,000. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of March 16, 2018, the Company had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided the Company receives net cash proceeds of $30 million from a future sale of the Company's equity securities prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. The Company cannot assure you that the Company will achieve the gross profit or equity financing milestones that will trigger the Company's ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which the Company currently does not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in the Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of the Company's personal property other than the Company's intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, the Company must also achieve minimum revenue on a monthly basis measured against a percentage of the Company's Board of Directors-approved projections for the applicable fiscal year. The Company's failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company's insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against the Company in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.