Form 10-Q
period 2018-03-31
Corindus Vascular Robotics, Inc.
filed 2018-05-15
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of May 7, 2018 was 188,787,381.

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash	$43,951	$17,458
Accounts receivable	2,009	2,863
Inventories, net	3,040	2,103
Prepaid expenses and other current assets	694	539
Total current assets	49,694	22,963

Property and equipment, net	1,526	1,452
Deposits and other assets	511	151
Total assets	$51,731	$24,566

Liabilities, preferred stock and stockholders’ equity
Current Liabilities:
Accounts payable	$2,482	$2,416
Accrued expenses	3,397	3,637
Customer deposits	95	93
Deferred revenue	337	339
Current portion of capital lease obligation	51	49
Total current liabilities	6,362	6,534

Long-term liabilities:
Deferred revenue, net of current portion	273	342
Long-term capital lease obligation, net of current portion	89	102
Other liabilities	94	73
Long-term debt	11,482	—
Warrant liability	180	—
Total long-term liabilities	12,118	517
Total liabilities	18,480	7,051

Commitments and Contingencies

Preferred stock:
Series A convertible preferred stock, $0.0001 par value; 1,000,000 shares designated issued and outstanding at March 31, 2018 and none designated, issued or outstanding at December 31, 2017	20,564	—
Series A-1 convertible preferred stock, $0.0001 par value; 1,000,000 shares designated and none issued and outstanding at March 31, 2018 and none designated, issued or outstanding at December 31, 2017	125	—
Total preferred stock	20,689	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares designated at March 31, 2018 and none designated, issued or outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 188,782,041 shares issued and outstanding at March 31, 2018 and 188,764,851 shares issued and outstanding at December 31, 2017	19	19
Additional paid-in capital	202,994	198,337
Accumulated deficit	(190,451)	(180,841)
Total stockholders’ equity	12,562	17,515
Total liabilities, preferred stock and stockholders’ equity	$51,731	$24,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$1,485	$777
Cost of revenue	1,929	1,892
Gross loss	(444)	(1,115)

Operating expenses:
Research and development	2,135	2,564
Selling, general and administrative	7,455	6,072
Total operating expense	9,590	8,636

Operating loss	(10,034)	(9,751)

Other income (expense)
Warrant revaluation	30	—
Interest, net	(46)	(134)
Total other income (expense), net	(16)	(134)

Net loss	$(10,050)	$(9,885)

Accretion of beneficial conversion feature of Series A preferred stock	(5,236)	—
Accrued dividends on Series A preferred stock	(125)	—

Net loss attributable to common stockholders	$(15,411)	$(9,885)

Net loss per share attributable to common stockholders--basic and diluted	$(0.08)	$(0.07)

Weighted-average common shares used in computing net loss per share attributable to common stockholders--basic and diluted	188,771,216	131,880,187

Comprehensive loss:
Net loss	$(10,050)	$(9,885)
Comprehensive loss	$(10,050)	$(9,885)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock $0.0001 Par Value		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance at December 31, 2017	—	—	188,764,851	$19	$198,337	$(180,841)	$17,515
Cumulative effect of a change in accounting principles	—	—	—	—	—	440	440
Stock-based compensation expense	—	—	—	—	674	—	674
Issuance of Series A preferred stock in in connection with private placement, net of issuance costs of $329	1,000,000	20,564	—	—	—	—	—
Issuance of warrants in connection with private placement	—	—	—	—	4,108	—	4,108
Beneficial conversion feature of Series A preferred stock	—	(5,236)	—	—	5,236	—	5,236
Accretion of beneficial conversion feature of Series A preferred stock	—	5,236	—	—	(5,236)	—	(5,236)
Accrued dividends on Series A preferred stock	—	125	—	—	(125)	—	(125)
Issuance of common stock upon vesting of restricted stock units	—	—	17,190	—	—	—	—
Net loss	—	—	—	—	—	(10,050)	(10,050)
Balance at March 31, 2018	1,000,000	$20,689	188,782,041	$19	$202,994	$(190,451)	$12,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Operating activities
Net loss	$(10,050)	$(9,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	175
Stock-based compensation expense	674	792
Accretion of interest expense	16	57
Write down of inventories	192	201
Warrant liability revaluation	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	854	(12)
Due from related party	—	250
Prepaid expenses and other current assets	(117)	52
Inventories	(1,325)	(1,166)
Deposits and other assets	11	(1)
Accounts payable, accrued expenses, and other liabilities	(309)	(316)
Customer deposits	2	2,000
Deferred revenue	10	83
Net cash used in operating activities	(9,909)	(7,770)

Investing activities
Purchase of property and equipment	(41)	(20)
Net cash used in investing activities	(41)	(20)

Financing activities
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	24,809	—
Proceeds from issuance of long-term debt and warrants, net of deferred financing costs and discounts	11,645	—
Payments on capital lease obligation	(11)	—
Proceeds from issuance of common stock, net of issuance costs	—	45,005
Payments on debt	—	(1,169)
Net cash provided by financing activities	36,443	43,836

Net increase in cash and cash equivalents	26,493	36,046
Cash and cash equivalents at beginning of period	17,458	9,183
Cash and cash equivalents at end of period	$43,951	$45,229

Supplemental Disclosure of Cash Flow Information:
Fair value of warrants issued with Series A Preferred Stock	$4,162	$—
Fair value of warrants issued with long-term debt	$210	$—
Transfer from inventories to property and equipment in the field	$196	$125
Deferred offering costs in accounts payable and accrued expenses	$138	$394
Financing costs in accounts payable and accrued expenses	$19	$—
Interest paid	$27	$89

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1     Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Delaware corporation, has corporate headquarters, manufacturing, and a research and development facility in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sale of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

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

Liquidity

On March 16, 2018, the Company closed on a private placement of convertible preferred stock for net proceeds of $24,671. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.  See Note 5 for further details.

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022. The Company received $11,626 in net proceeds under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5,500 in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5,500 may become available provided the Company receives net cash proceeds of $30,000 from a future sale of the Company’s equity securities prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. The Company can provide no assurance that it will achieve the gross profit or equity financing milestones that will trigger the Company’s ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which the Company currently does not meet such restrictions. See Note 4 for additional details.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has incurred losses since inception and has funded its cash flow deficits primarily through the issuance of capital stock and debt.  As of March 31, 2018, the Company had an accumulated deficit of $190,451. As of March 31, 2018, the Company had cash of $43,951 and working capital of $43,332.  The Company anticipates that these available resources will be sufficient to meet its cash requirements for at least the next 12 months from May 15, 2018 (“evaluation period”). However, the Company’s historical and originally projected cash flow needs during the evaluation period raises substantial doubt about the Company’s ability to continue as a going concern through the evaluation period. In order to ensure that its existing resources on hand are adequate through the evaluation period, management has developed cost cutting measures which it began to implement subsequent to the first quarter of 2018. These cost cutting initiatives include reduced spending on items including headcount, consulting, travel, marketing and other discretionary items, and the delay of certain capital expenditures. The reduction in headcount undertaken in the second quarter of 2018 is expected to result in costs and cash expenditures estimated at approximately $300, substantially all of which are related to employee severance and benefits costs, and the Company anticipates estimated annualized savings in personnel-related costs of approximately $4,800 beginning in the third quarter of 2018.

The Company has evaluated whether or not its cash on hand would be sufficient to sustain projected operating activities through the evaluation period as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on its updated forecasts of annual cash flow deficits, which are estimated to be approximately $29,000 to $31,000 per year, the Company anticipates that these resources will be sufficient to meet the Company’s cash requirements during the evaluation period. However, if the Company is unable to substantially achieve its operating plans, the Company’s existing capital resources at March 31, 2018 would not be sufficient to support the current operating plan through the evaluation period. Under current accounting standards, since the Company’s contingency plans to mitigate the risk and extend cash resources through the evaluation period are not considered probable, substantial doubt exists about the Company’s ability to continue as a going concern.

Due to the inherent uncertainty in predicting revenues and certain variable costs, the Company has considered its ability to reduce cash flow deficits and has determined that if it does not achieve its revenue forecast, the Company would undertake the following activities to reduce its cash flow deficits:

●	Defer or limit some or all of its spending on capital equipment on CorPath Systems to be used in marketing and training activities that were otherwise planned for 2018;
●	eliminate or defer the 2018 discretionary bonus payouts for all bonus eligible employees including executive management; and
●	further reduce spending on travel, clinical programs and prototypes.

 The Company believes its current plan and any other future required plans can be effectively implemented as all of the actions are within its control and will be finalized and will be able to be effectively implemented, if required.  However, such contingency actions have not been finalized (because the specifics would depend on the situation at the time); therefore, these and other such actions are also not considered probable for purposes of current accounting standards. As the Company continues to incur losses, its transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. The Company may never achieve profitability, and unless and until doing so, the Company intends to fund future operations through additional non-dilutive or dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, if at all.

Note 2   Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2017 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of March 31, 2018, the Company’s Chief Executive Officer and one of its senior executives represented two of the four voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $5 and $12 for the three months ended March 31, 2018 and 2017, respectively, and other income of $0 and $15 for the three months ended March 31, 2018 and 2017, respectively. The entity had assets and liabilities of $6 and $1 respectively, on the Company’s condensed consolidated balance sheet at March 31, 2018 and assets and liabilities of $15 and $7 respectively, on the Company’s balance sheet at December 31, 2017.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory valuation, assumptions used in the valuation of the Company's preferred stock and warrants, valuation of stock-based awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Significant Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three-month periods ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
Customer	2018	2017
A	47%	33%
B	34%	1%
C	—%	33%

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Customers A and B accounted for 36% and 25%, respectively, of the Company’s accounts receivable balance at March 31, 2018 while one other customer accounted for 25% of the Company’s accounts receivable balance at March 31, 2018. Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

Revenues from domestic customers were $1,431 and $753 for the three months ended March 31, 2018 and 2017, respectively. Revenues from international customers were $54 and $24 for the three months ended March 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

At March 31, 2018, the Company had one item, its warrant liability, measured at fair value on a recurring basis. At December 31, 2017, the Company had no assets that were measured at fair value on a recurring basis. The warrant liability relates to warrants to purchase shares of the Company’s common stock that were issued to the Company’s lenders in connection with a debt financing arrangement executed on March 16, 2018 (see Note 4). The fair value of these warrants was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

In order to determine the fair value of these warrants, the Company utilized a Monte-Carlo simulation in combination with a Black-Scholes option model. Estimates and assumptions impacting the fair value measurement include the fair value of the underlying shares of common stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock and management’s assessment of the probability of additional borrowing on the credit facility. Due to the available public market information for the Company’s common stock for only a limited period of time, the Company estimates its expected stock volatility based on the historical volatility of publicly traded guideline companies for a term equal to the estimated remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated no expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. The Company also estimated the number of shares issuable under the warrant based upon its assessment of the timing and amounts of future advances drawn under the financing arrangement.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The assumptions that the Company used to determine the fair value of these warrants are as follows:

	March 16, 2018 (Date of Issuance)	March 31, 2018
Volatility	75% to 83%	75% to 83%
Risk-free interest free	2.8%	2.7%
Estimate term (in years)	8.5 to 10	8.5 to 10

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant based on Level 3 inputs:

Balance at December 31, 2017	$—
Issuance of warrants in connection with debt financing arrangement	210
Revaluation of warrants	(30)
Balance at March 31, 2018	$180

The Company’s financial instruments of deposits and other assets are carried at cost and approximate their fair values given the liquid nature of such items. The fair value of the Company’s long-term debt and capital lease obligation approximates their carrying values due to their recent negotiation and variable market rate for the long-term debt.

Cash Equivalents

The Company considers highly liquid short-term investments, which consists of money market funds, to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. The Company routinely monitors the recoverability of its inventory and records the lower of cost or net realizable value reserves based on current selling prices and reserves for excess and obsolete inventory based on historical and forecasted usage, as required. Scrap and excess manufacturing costs are charged to cost of revenue as incurred and not capitalized as part of inventories. The Company only capitalizes pre-launch inventories when purchased for commercial use and it deems regulatory approval to be probable.

Customer Deposits

Customer deposits represent cash received from customers for whom related products have not been delivered or services have not yet been performed.

Revenue from Contracts with Customers

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of Topic 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of Topic 606 resulted in a cumulative impact of $353 related to revenue and $87 related to capitalized contract costs as of adoption date. The adoption of Topic 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s products to its customers and will provide financial statement readers with enhanced disclosures.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Financial Statement Impact of Adopting Topic 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 31, 2017, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2018:

	As Reported at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Assets:
Prepaid expenses and other current assets	$539	$38	$577
Deposits and other assets	$151	$321	$472

Liabilities:
Deferred revenue	$339	$(68)	$271
Deferred revenue, net of current portion	$342	$(13)	$329

Stockholders’ equity:
Accumulated deficit	$(180,841)	$440	$(180,401)

The following tables compare the reported condensed consolidated balance sheet and statement of operations, as of and for the three months ended March 31, 2018, to the pro-forma amounts as if the previous guidance had been in effect:

	As of March 31, 2018
Balance Sheet	As reported	Pro-forma as if the previous guidance was in effect
Assets:
Prepaid expenses and other current assets	$694	$625
Deposits and other assets	$511	$191

Liabilities:
Deferred revenue	$337	$377
Deferred revenue, net of current portion	$273	$269

Stockholders' Equity:
Accumulated deficit	$(190,451)	$(190,875)

	Three months Ended March 31, 2018
Statement of Operations	As reported	Pro-forma as if the previous guidance was in effect
Revenue	$1,485	$1,496

Selling, general and administrative	7,455	7,450

Net loss	$(10,050)	$(10,034)

Net loss attributable to common stockholders	$(15,411)	$(15,395)

Net loss per share attributable to common stockholders-basic and diluted	$(0.08)	$(0.08)

The most significant impact was the recognition pattern for promised goods and services related to the Company’s service plans. The new standard requires revenues to be estimated and recognized upon transfer of the promised goods and services, which resulted in a cumulative adjustment of approximately $353. Under the new standard, the Company was able to recognize limited revenues upon delivery of certain promised goods, prior to the customers being invoiced based on the contractual arrangement with the Company. Specifically, the Company sells certain extended service plans which may include a specified upgrade or an unspecified upgrade right. Under legacy GAAP, the Company recognized revenue for service plans ratably over the term of the services to be provided. Under the new standard, the Company concluded that the service plans and upgrade rights were distinct performance obligations, and therefore would be recognized as the individual components of the service were delivered. The Company determined that the service component of the plans would continue to be recognized ratably over the term of the agreement, whereas the unspecified upgrade component would be recognized ratably over the term of the unspecified upgrade right, and the specified upgrade component would be recognized at a point in time upon delivery. The change in the timing of revenue recognition is primarily related to the impact associated with the accelerated recognition of specified upgrades. Another impact relates to the requirement to capitalize incremental costs to acquire new contracts, which consist of sales commissions. During previous periods, these costs were expensed as incurred. Adoption of the new standard resulted in the capitalization of $87 of such incremental costs.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Revenue Recognition

The Company generates revenues primarily from the sale of the CorPath System, CorPath Cassettes, accessories and service contracts. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the new revenue recognition accounting standard, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which it expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less.  For contract where the period between performance and payment is greater than one year, the Company assesses whether a significant financing component exists, by applying a discount rate to the expected cash collections. If this difference is significant, the Company will conclude that a significant financing component exists. The Company identified a small number of contracts where the period between performance and payment was greater than one year; however, none of the Company's contracts contained a significant financing component as of March 31, 2018.

Contracts that are modified to account for changes in contract specifications and requirements are assessed if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Services are expected to be delivered to the customer throughout the term of the contract and the Company believes recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company enters into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include installation, training, maintenance and support services, and cassettes. The Company allocates the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Revenue is then allocated to the performance obligations using the relative selling prices of each of the performance obligations in the contract.

For all performance obligations, the Company determines the revenue for each deliverable based on its relative selling price in the contract and recognizes revenue upon delivery of the product or service, assuming all other revenue recognition criteria have been met. Revenue for equipment is recognized when the equipment has been delivered, and installation and training have been completed. Revenue for cassettes and option equipment is recognized when the goods have been delivered. Revenue for maintenance and support services is recognized ratably over the term of the service contract.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Contract Assets

Contract assets include unbilled amounts for primarily maintenance and support service and future cassette purchases where revenue recognized exceeds the amount billed to the customer, and the Company's right to bill is not until the maintenance and support service period commence or the cassettes are delivered. Amounts may not exceed their net realizable value. Short-term contract assets are included in prepaid expenses and other current assets on the Company's consolidated balance sheets in 2018.  Long-term contract assets are included in deposits and other assets on the Company's consolidated balance sheets in 2018.

Deferred Commissions

The Company’s incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, the Company recognizes sales commission expense when incurred if the amortization period of the assets that it otherwise would have recognized in one year or less. At March 31, 2018 and January 1, 2018, the Company had $82 and $87 of deferred commissions, respectively.  The Company had $5 of amortization expense related to deferred commissions during the three months ended March 31, 2018. These costs are included in Selling, general and administrative expenses.

Contract Liabilities

The Company contract liabilities consist of advance payments and billings in excess of revenue recognized (deferred revenue and customer deposits). The Company contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, the Company assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the three-month period ended March 31, 2018:

Major Products/Service Lines	Q1 2018
Product revenue	$1,381
Service revenue	104
Total	$1,485

Timing of Revenue Recognition	Q1 2018
Products transferred at a point in time	1,381
Services transferred over time	$104
Total	$1,485

Product Revenue

The Company generates revenue through the commercial production and sale of precision vascular robotic-assisted systems, the single-use accessories used in conjunction with such systems.

Revenue from the sale of products is recognized at a point in time when the customer obtains control of the product.  The Company recognizes system revenue when the CorPath System is delivered and installed, and accepted by the end user customer.  The Company recognized cassette revenue when the related cassettes have been delivered to the end customer. All costs related to product sales are recognized at time of delivery. The Company does not provide for rights of return to customers on product sales and, therefore, does not record a provision for returns.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Service Revenue

Revenue generated from the maintenance and support service contracts is typically recognized ratably over the term of the service contract.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of performance. Amounts received prior to satisfying the related performance obligations are recorded as deferred revenue in the accompanying balance sheets.

Transaction Price Allocated to Future Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

 The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2018:

	Less than 1 year	Greater than 1 year	Total
Product revenue	$247	$341	$588
Service and other revenue	504	755	1,259
Total	$751	$1,096	$1,847

Contract Balances from Contracts with Customers

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract liabilities consist of deferred revenue and customer deposits. The following table presents changes in contract assets and contract liabilities during the three months ended March 31, 2018:

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Three months ended March 31, 2018:
Contract assets	$359	$25	$(5)	379
Contract liabilities:
Deferred revenue	$600	$90	$(80)	610
Customer deposits	$93	$2	$—	95

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

Three months ended March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$80
Performance obligations satisfied in previous periods	$—

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

Costs to Obtain or Fulfill a Customer Contract

Prior to the adoption of Topic 606, the Company expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. Under Topic 606, the Company currently capitalizes these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate. Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Warrants to Purchase Common Stock

The Company reviews the terms of warrants issued in connection with the applicable accounting guidance and classifies warrants as a long-term liability on the consolidated balance sheets if the warrant does not meet the equity criteria when the number of shares issuable are variable. Warrants to purchase shares of common stock issued in connection with the Company’s long-term debt agreement met these criteria because the number of shares will vary with additional draws on the debt and therefore required liability-classification. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations. The Company estimated the fair value of these warrants at issuance and each balance sheet date thereafter using the Black-Scholes Model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

The Company classifies warrants within stockholders’ equity on the consolidated balance sheets if the warrants are considered to be indexed to the Company’s own capital stock, and otherwise would be recorded in stockholders’ equity. Warrants to purchase common stock issued in connection with the Company’s private placement of convertible preferred stock met these criteria and therefore were equity classified.

The table below is a summary of the Company’s warrant activity during the three months ended March 31, 2018:

	Number of Warrants	Weighted-average exercise price
Outstanding at December 31, 2017	355,028	$1.41
Granted	8,891,287	1.40
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2018	9,246,315	$1.40

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of unrestricted common stock. During 2016, the Company also issued certain stock-based awards that contain both performance and service-based vesting conditions which vested over 25 months. The Company records expense on these awards when it becomes probable that the performance condition and requisite service will be met. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end. Upon vesting of the restricted stock units, the Company issues shares of its common stock which have a required holding period of 36 months from the date of grant of the restricted stock unit. As a result, the Company values the restricted stock units based on the closing price of the Company’s common stock on the date of grant less a discount for lack of marketability during the holding period.

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary-related expenses and costs of contractors and materials. Cash receipts from collaboration agreements accounted for under ASC 808, Collaborative Arrangements, are netted against the related research and development expenses in the period received and totaled $145 for the three months ended March 31, 2018. There were no such items during the three months ended March 31, 2017.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three months ended March 31, 2018 and 2017 due to the uncertainty regarding future taxable income.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance. The Company expects to complete the final impact within the measurement period. As of March 31, 2018, we have not recorded incremental accounting adjustments related to the SAB 118 as we continue to consider interpretations of its application.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential common shares, including the assumed exercise of share options.

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its Series A preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, for the periods presented, the two-class method does not impact the net loss per common share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

The Company’s Series A preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recent Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. The Company adopted this update on January 1, 2018 and the adoption had no impact to the Company’s consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. The Company adopted this update on January 1, 2018 and the adoption had no impact to the Company’s consolidated financial statements.

Note 3     Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	March 31, 2018	December 31, 2017
Raw material	$1,517	$945
Work in progress	725	310
Finished goods	798	848
Total	$3,040	$2,103

The Company wrote down inventories by $192 and $201 during the three months ended March 31, 2018 and 2017, respectively, to properly state amounts at the lower of cost or net realizable value.

Note 4     Long-Term Debt

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022.

Term Loan.

As of March 31, 2018, the Company had $12,000 in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. The initial term loan was made on March 16, 2018 in the amount of $12,000 (Term A Loan) and is repayable in equal monthly installments of principal and interest over 30 months beginning on October 1, 2019. Prior to October 1, 2019, the Company is required to make interest only payments. Term A Loan bears interest at a rate equal to the greater of (a) the ICE Benchmark LIBOR Rate plus 7.25% or (b) 8.83%. The interest rate in effect on Term A Loan was 9.0% at March 31, 2018.

An additional $5,500 in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5,500 may become available provided the Company draws on the first $5,500 term loan, receives net cash proceeds of $30,000 from a future sale of the Company’s equity prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. The Company can provide no assurances that it will achieve the gross profit or equity financing milestones that will trigger the Company’s ability to further draw the term loan facility. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in the Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of the Company’s personal property other than the Company’s intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, the Company must also achieve minimum revenue on a monthly basis measured against a percentage of the Company’s Board of Directors-approved projections for the applicable fiscal year. The Company’s failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. At the Company’s option, the Company may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 2.5% of any amount prepaid if the prepayment occurs through and including the first anniversary of the term loan being issued 1.5% of the amount prepaid if the prepayment occurs after the first anniversary of the term loan being issued  through and including the second anniversary of the term loan being issued, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date through and including the third anniversary of the term loan being issued repayment of the term loans, the Company is also required to make a final payment to the lenders equal to 6.0% of the original principal amount of term loans funded.  The Company will recognize the final payment using the effective interest method over the term of each term loan.

Revolving Loan Facility.

The Company also has a revolving line of credit with the lenders, pursuant to which the lenders agreed to make a revolving line of credit available to the Company in an aggregate amount of up to the lesser of (i) $3 million or (ii) a borrowing base equal to 80% of the Company’s eligible accounts receivable. The revolving line-of-credit also has various clauses which restrict its availability and, as such, the Company is not currently eligible to draw down on the revolving line-of-credit. Proceeds from the revolving line of credit may be used for working capital and general business purposes. The revolving line of credit is secured by substantially all of the Company’s personal property other than intellectual property.

The principal amount outstanding under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Principal amounts borrowed under the revolving line of credit may be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Revolving Loan Facility. The revolving line terminates, and all unpaid principal and accrued and unpaid interest with respect thereto is due and payable in full, on March 1, 2022. The Company is also required to pay an annual facility fee on the revolving line of $15 on each anniversary of the Effective Date, a termination fee of $22 if the revolving line is terminated prior to the maturity date for any reason, and an unused revolving line facility fee in an amount equal to 0.5% per annum of the average unused portion of the revolving line payable monthly.

Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250, one or more judgments against the Company in an amount greater than $250 individually or in the aggregate, and any default under the other loan facility. The Company was not in default on any conditions of the loan facilities at March 31, 2018.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In connection with Term A Loan, the Company issued the lenders warrants to purchase 141,287 shares of the Company’s common stock at an exercise price of $1.27 per share. The fair value of the warrants issued were determined to be $210 at the date of issuance and $180 at March 31, 2018 (see Note 2), and were recorded as a liability in the accompanying consolidated balance sheet. The Company also incurred costs of $373 related to the issuance of the credit facility.   After allocating the costs between the Term Loan and the revolving line of credit the Company recorded a debt discount of $532 to the Term loan which will be amortized to interest expense using the effective interest method and $51 of costs allocated to the revolving line of credit were recorded in other assets and will be recognized as interest expense on a straight-line basis.

Future principal payments under the term loan facility as of March 31, 2018 are as follows:

Year Ending December 31,	Amount
2018	$—
2019	1,200
2020	4,800
2021	4,800
2022	1,200
$12,000

Note 5     Preferred Stock

The Company is authorized to issue 10,000,000 million shares, $0.0001 par value per share, preferred stock. Of these shares, 1,000,000 shares of preferred stock have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series A-1 Preferred Stock.

On March 16, 2018, the Company issued 1,000,000 shares of Series A Preferred Stock along with warrants to purchase up to 8,750,000 shares of the Company’s common stock at an exercise price per share of $1.40 for proceeds of $24,671, net of issuance costs of $329. The Series A Preferred Stock is classified outside of stockholders’ equity because the shares contain certain redemption features which require redemption upon a change in control of the Company. The warrants were determined to be equity classified and are recorded in additional paid-in capital. The Company recorded the Series A Preferred Stock and the warrant at their relative fair values which were $20,838 and $4,162, respectively. The conversion option was determined to have a beneficial conversion feature which was valued at $5,236 and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

The Company estimated the fair value of the warrants at issuance using the Black-Scholes Model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The fair value of these warrants were determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company used the following assumptions for the valuation of these warrants at the issuance date:

Risk-free interest rate	2.9%
Dividend yield	0.0%
Expected volatility	61.6%
Expected term (years)	10.0

The Company estimated the fair value of the Series A Preferred Stock using a Monte Carlo simulation to determine the applicable dividend rate for each respective period based on the financial performance milestone and market condition milestone, as well as to determine the ultimate settlement method of the Series A Preferred Stock. The fair value of the Series A preferred stock was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used the following assumptions utilized in the valuation of the Series A Preferred Stock at the issuance date:

Expected volatility of future equity	45.9%
Estimated timing of Series A Preferred stock liquidity event (years)	3.8

Once the fair value of both the Series A Preferred Stock and warrants described above were determined, a relative fair value calculation was performed to allocate the gross proceeds from the transaction to each component.

Dividends. Shares of the Series A Preferred Stock will be entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved, whether or not declared by the Board of Directors of the Company. Dividends on the Series A Preferred Stock are payable in shares of the Company’s Series A-1 Convertible Preferred Stock, par value $0.0001 per share, equal to the quotient of (x) the dividend amount divided by (y) the applicable conversion price. The dividend rate may be reduced to (i) 8.00% in the event the Company achieves at least $50.0 million of revenue, other than any one-time license or similar fees, for any period of twelve consecutive months, or (ii) 6.00% if the Common Stock trading price exceeds $3.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a period of 90 consecutive trading days (a “Trading Price Dividend Rate Adjustment”); provided that in the event the dividend rate is reduced to 8.00% pursuant to clause (i) before the occurrence of a Trading Price Dividend Rate Adjustment, the dividend rate shall be permanently fixed at 8.00% and clause (ii) shall cease to be applicable notwithstanding any future achievement of a Common Stock trading price in excess of $3.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a period of 90 consecutive trading days.

Voting Rights. For so long as Hudson Executive Capital beneficially owns at least a majority of the outstanding preferred stock, the preferred stockholders will be entitled to vote with the shares of Common Stock and not as a separate class, at any annual or special meeting of shareholders of the Company upon the following basis: each holder shall be entitled to a number of votes in respect of the shares of preferred stock owned of record by it equal to the number of shares of Common Stock determined by dividing (x) the number of shares of preferred stock held by such holder by (y) $1.29, the closing price per share of the Common Stock on the NYSE American on March 15, 2018, as of the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited. For so long as at least 10% of the shares of preferred stock purchased under the Purchase Agreement remains outstanding the Company may not directly or indirectly (i) amend, alter, repeal or otherwise modify any provision of the Certificate of Incorporation, the Certificate of Designation or the Bylaws in a manner that would alter or change the terms or the powers, preferences, rights or privileges of the preferred stock as to affect them adversely, (ii) create (by reclassification or otherwise) or authorize any senior securities or any parity securities, or (iii) issue, or authorize for issuance, any new shares of preferred stock without the prior affirmative vote or written consent of the holders of at least a majority of the then-issued and outstanding shares of preferred stock. For so long as Hudson Executive Capital holds at least a majority of the outstanding shares of preferred stock, the Company may not directly or indirectly (a) incur or guarantee, assume or suffer to exist any indebtedness (other than permitted indebtedness), (b) sell, lease, license, assign, transfer, spin-off, split-off, close, convey, encumber, pledge or otherwise dispose of any intellectual property owned whether in a single transaction or a series of related transactions to any person(s), other than pursuant to permitted indebtedness; (c) engage in any material line of business substantially different from those lines of business conducted by or publicly contemplated to be conducted by the Company on the initial issuance date unless such engagement in the line of business has received the prior approval of the Board; (d) modify its corporate structure, unless such modification has received the prior approval of the Board; or (e) enter into any agreement with respect to the foregoing. In the election of directors to the Company, for so long as the holders of preferred stock hold at least 25% of the shares of preferred stock purchased under the Purchase Agreement, the holders of the preferred stock, voting as a separate class, shall be entitled to elect by majority vote one individual to the Company’s Board.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Rank. Each share of preferred stock shall rank equally in all respects. With respect to distributions upon Liquidation (as defined below), the preferred stock rank senior to the Common Stock and to each other class of the Company’s capital stock existing now or hereafter created that are not specifically designated as ranking senior to the preferred stock.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or such subsidiaries the assets of which constitute all or substantially all of the assets of the business of the Company and its subsidiaries, taken as a whole (“Liquidation”), each holder of preferred stock shall be entitled to receive liquidating distributions out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution of any assets of the Company shall be made or set apart for holders of any junior securities, including the Common Stock, for such holder’s shares of preferred stock in an amount equal to the greater of (i) the sum of (A) the aggregate Liquidation Preference ($25.00 per share of Series A Preferred Stock) and (B) the aggregate Accrued Dividends of such shares as of the date of the Liquidation (as such terms are defined in the Certificate of Designation) and (ii) the amount such holder would have received had such shares of preferred stock, immediately prior to such Liquidation, been converted into shares of Common Stock.

Conversion. Each Holder of shares of preferred stock shall have the right (the “Conversion Right”), at any time and from time to time, at such holder’s option, to convert all or any portion of such holder’s shares of preferred stock into fully paid and non-assessable shares of Common Stock. Upon a holder’s election to exercise its Conversion Right, each share of preferred stock for which the Conversion Right is exercised shall be converted into such number of shares of Common Stock equal to the quotient of (A) the sum of (1) the Liquidation Preference and (2) the Accrued Dividends on such share as of the conversion date, divided by (B) the Conversion Price of such share in effect at the time of conversion.

Issuance Limitation. Until such time as the Company has obtained the approval of its shareholders required by the applicable rules and regulations of the NYSE American with respect to the transactions contemplated by the Purchase Agreements, the Company may not issue, upon conversion of the preferred stock or exercise of the Warrants, a number of shares of Common Stock which, when aggregated with any shares of Common Stock issued on or after the date of the Purchase Agreements and prior to such conversion (i) in connection with any conversion of preferred stock issued pursuant to the Purchase Agreements and (ii) in connection with the exercise of any Warrants issued pursuant to the Purchase Agreements would exceed 19.9% of the shares of Common Stock outstanding as of the date of the Purchase Agreements (subject to adjustment for forward and reverse stock splits, recapitalizations and the like).

Forced Conversion. If (a) at any time after the original issuance date, the Common Stock trading price exceeds $4.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a 30 consecutive trading day period and (b) the Company, at its option, delivers a written notice to the holders of the preferred stock within 10 business days of the conclusion of such period, then each share of preferred stock outstanding shall be converted into such number of fully paid and non-assessable shares of Common Stock equal to the quotient of (A) the sum of (1) the Liquidation Preference and (2) the Accrued Dividends on such share, divided by (B) the conversion price of such share in effect as of the business day immediately prior to the date of the Company’s notice to the holder.

As of March 31, 2018, the redemption value and liquidation preference of the Series A Preferred Stock was $25,125 and it was convertible into 20,000 shares of the Company’s common stock.  As of March 31, 2018, the Company has not issued any shares of Series A-1 Preferred Stock.  On April 15, 2018 (the Series A dividend payment date), the Company issued 10,400 shares of Series A-1 Preferred stock to the holders of Series A to fulfill the dividend payment obligation.

Note 6    Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$28	$—
Research and development	61	56
Selling, general and administrative	585	736
Total	$674	$792

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company granted options to purchase 1,921,000 shares of common stock at an exercise price of $1.05 per share during the three months ended March 31, 2018. The weighted-average fair value of the stock options granted was $1.05 per share for the three months ended March 31, 2018. The Company did not grant any options to purchase shares of common stock or shares of restricted units during the three months ended March 31, 2017.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option-pricing model for the three months ended March 31, 2018:

Risk-free interest	2.69-2.84%
Expected term in years	6.25-10.00
Expected volatility	67-71%
Expected dividend yield	0%

The following table summarizes the activities for the Company’s unvested restricted stock units for the three months ended March 31, 2018:

	Unvested Restricted Stock Units
	Number of shares	Weighted-average Grant-Date Fair Value
Unvested as of December 31, 2017	42,406	$0.87
Granted	14,999	$1.19
Vested	(17,190)	$0.87
Forfeited/Cancelled	(16,036)	$0.87
Unvested as of March 31, 2018	24,179	$1.07

Note 7     Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	19,534,224	17,417,388
Warrants to purchase common stock	9,246,315	5,083,219
Restricted stock units	24,179	—
Series A preferred stock	1,000,000	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2018, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning will enable physicians to adjust guide catheter position during procedures, and may expand use of CorPath to more complex cases. We began commercial shipment of the CorPath GRX System in late January 2017. While the CorPath GRX has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures. As of March 31, 2018, we have installed 37 CorPath GRX Systems. Additionally, as of March 31, 2018, we shipped six CorPath GRX Systems that were accepted by a distributor. During the three months ended March 31, 2018, the majority of our consumable revenues relate to the CorPath GRX System.

On March 16, 2018, we closed a private placement of convertible preferred stock for gross proceeds of $25 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

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

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three months ended March 31
	2018	2017	Change
	(in thousands)
Revenue	$1,485	$777	$708
Cost of revenue	1,929	1,892	37
Gross loss	(444)	(1,115)	671
Operating expense:
Research and development	2,135	2,564	(429)
Selling, general and administrative	7,455	6,072	1,383
Total operating expense	9,590	8,636	954
Operating loss	(10,034)	(9,751)	(283)
Other income (expense), net	(16)	(134)	118
Net loss	$(10,050)	$(9,885)	$(165)

Revenue

Revenue increased to $1,485 for the three months ended March 31, 2018 from $777 for the three months ended March 31, 2017 primarily due to our inability to recognize revenues for the quarter ended March 31, 2017 in respect of three new CorPath Systems installed during that period due to revenue deferrals related to undelivered elements.

Our revenue associated with CorPath Systems increased to $970 for the three months ended March 31, 2018 from $231 for the three months ended March 31, 2017. We installed two and three new CorPath Systems during the three-month periods ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2017, CorPath System revenues included $231 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in the quarter and revenue for CorPath Systems installed during this quarter was deferred due to undelivered elements associated with the installation as of March 31, 2017. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades decreased to $176 for the three months ended March 31, 2018 from $240 for the three months ended March 31, 2017 due to a decrease in the number of upgrades to one in the three months ended March 31, 2018 from two in the three months ended March 31, 2017.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $235 for the three months ended March 31, 2018 as compared to $199 for the three months ended March 31, 2017. The volume and average price of our CorPath Cassettes and accessories increased by 69 units and decreased by 14.0%, respectively, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed decreased to $104 for the three months ended March 31, 2018 as compared to $107 for the three months ended March 31, 2017. While service revenues for the three months ended March 31, 2018 are relatively consistent with the three months ended March 31, 2017, we have historically experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to $1,929 for the three months ended March 31, 2018 from $1,892 for the three months ended March 31, 2017. Cost of revenue for both the three-month periods ended March 31, 2018 and 2017 included the effect of under-utilization of our production facilities, which we expect will continue during 2018. Cost of revenues for the three months ended March 31, 2018 includes the costs associated with the CorPath Systems and capital upgrades discussed above, as well as an increase in our lower of cost or net realizable value reserve of $192. Cost of revenues for the three months ended March 31, 2017 included the cost of multiple CorPath GRX System upgrades installed pursuant to contractual service arrangements with no corresponding revenue in the period, costs associated with three systems installed during the quarter for which revenue was deferred, as well as lower of cost or net realizable value reserves of $201 for our CorPath GRX Cassettes due to higher material and production costs associated with the early stage of our production of these items.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath GRX System and CorPath Cassettes is approximately $200 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Loss

Our gross loss decreased to $444 for the three months ended March 31, 2018 from $1,115 for the three months ended March 31, 2017, based on the changes in revenue and cost of revenues as discussed above. For the three months ended March 31, 2018, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses decreased to $2,135 for the three months ended March 31, 2018 from $2,564 for the three months ended March 31, 2017 primarily due to reduced spending for consulting services of $257 and research grant reimbursements of $145, offset by increased compensation expense of $123 primarily related to employees hired subsequent to March 31, 2017.

Selling, General and Administrative

Selling, general and administrative expenses increased to $7,455 for the three months ended March 31, 2018 from $6,072 for the three months ended March 31, 2017. This increase is primarily due to increased compensation expense of $590 primarily for employees hired subsequent to March 31, 2017, increased travel-related expenses of $210, increased audit-related costs of $163 and increased legal fees of $299 during the three months ended March 31, 2018.

Other Income (Expense), net

Other income (expense) decreased to expense of $16 for the three months ended March 31, 2018 from expense of $134 for the three months ended March 31, 2017, primarily due to lower interest expense as a result of a new long-term debt arrangement completed on March 16, 2018 and the former long-term debt arrangement which had been outstanding during the full three months ended March 31, 2017 but was fully repaid on October 2, 2017.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Since inception, we have financed our operations primarily through private sales of capital stock, a public offering of common stock in May 2015 and borrowing arrangements, as well as limited revenues from the sale of our products.

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

On March 16, 2018, we completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of March 31, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019. Until such time that we achieve the specified criteria, the additional term loans are not available to us. We cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one-month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of our personal property other than our intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors-approved projections for the applicable fiscal year. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against us and the collateral securing the term loan facilities. These events of default include, among other things, any failure by us to pay principal or interest due under the term loan facilities, a breach of certain covenants under the term loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against us in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.

We have incurred losses since inception and have funded our cash flow deficits primarily through the issuance of capital stock and debt.  As of March 31, 2018, we had an accumulated deficit of $190.5 million. As of March 31, 2018, we had cash of $44.0 million and working capital of $43.3 million.  We anticipate that these available resources will be sufficient to meet our cash requirements for at least the next 12 months from May 15, 2018 (“evaluation period”). However, our historical and originally projected cash flow needs during the evaluation period raises substantial doubt about our ability to continue as a going concern through the evaluation period. In order to ensure that our existing resources on hand are adequate through the evaluation period, we have developed cost cutting measures which we began to implement subsequent to the first quarter of 2018. These cost cutting initiatives include reduced spending on items including headcount, consulting, travel, marketing and other discretionary items, and the delay of certain capital expenditures. The reduction in in headcount undertaken in the second quarter of 2018 is expected to result in costs and cash expenditures estimated at approximately $0.3 million, substantially all of which are related to employee severance and benefits costs, and we anticipate estimated annualized savings in personnel-related costs of approximately $4.8 million beginning in the third quarter of 2018.

We have evaluated whether or not its cash on hand would be sufficient to sustain projected operating activities through the evaluation period as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our updated forecasts of annual cash flow deficits, which are estimated to be approximately $29 to $31 million per year, we anticipate that these resources will be sufficient to meet our cash requirements during the evaluation period. However, if we are unable to substantially achieve our operating plans, our existing capital resources at March 31, 2018 would not be sufficient to support the current operating plan through the evaluation period. Under current accounting standards, since our contingency plans to mitigate the risk and extend cash resources through the evaluation period are not considered probable, substantial doubt exists about our ability to continue as a going concern.

Due to the inherent uncertainty in predicting revenues and certain variable costs, we have considered our ability to reduce cash flow deficits and have determined that if we do not achieve our revenue forecast, we would undertake the following activities to reduce our cash flow deficits:

●	Defer or limit some or all of our spending on capital equipment on CorPath Systems to be used in marketing and training activities that were otherwise planned for 2018;
●	eliminate or defer the 2018 discretionary bonus payouts for all bonus eligible employees, including executive management; and
●	further reduce spending on travel, clinical programs and prototypes.

We believe our current plan and any other future required plans can be effectively implemented as all of the actions are within our control and will be finalized and will be able to be effectively implemented, if required.  However, such contingency actions have not been finalized (because the specifics would depend on the situation at the time); therefore, these and other such actions are also not considered probable for purposes of current accounting standards. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional non-dilutive or dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(9,909)	$(7,770)
Net cash used in investing activities	$(41)	$(20)
Net cash provided by financing activities	$36,443	$43,836

Operating Activities

Operating activities used cash of $9,909 for the three months ended March 31, 2018 compared to $7,770 for the three months ended March 31, 2017. The $2,139 increase in the use of cash for operating activities was due primarily to a $2,000 customer deposit received during the three months ended March 31, 2017 with no similarly large amounts received in the three months ended March 31, 2018.

Investing Activities

Net cash used in investing activities was $41 for the three months ended March 31, 2018 compared to net cash used in investing activities of $20 for the three months ended March 31, 2017. The $21 increase was primarily due to an incremental increase in purchases of property and equipment during the three months ended March 31, 2018.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities totaled $36,443 and was due to proceeds received from the issuance of Series A preferred stock of $25,000 and long-term debt of $12,000, partially offset by related issuance costs and payments on capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 2017 totaled $43,836 and was due to proceeds from the issuance of common stock in a private placement, partially offset by contractual payments on long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes in the quarter ended March 31, 2018 related to our contractual obligations as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018, except for the long-term debt arrangement entered into by the Company on March 16, 2018 described above.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 19, 2018.

Recently Issued Accounting Standards

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as “Topic 606”). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted Topic 606 on January 1, 2018 using the modified retrospective method. We expect the impact of the adoption of this new standard to be immaterial to our net income or loss on an ongoing basis. See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a full discussion of the impact of Topic 606.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retrospectively. We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017. We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding: our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings; our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future; our beliefs about the enhanced features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the physician community; our beliefs about the attractiveness of the features and benefits of our products; our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner; the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business; our estimates of market sizes and anticipated uses of our products, including the market size of the vascular market and our ability to successfully penetrate such markets; our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends; our ability to achieve profitability, and the potential need to raise additional funding; our ability to maintain an adequate sales network for our products; our ability to enhance our U.S. and international sales networks and product penetration; our ability to increase the use and promotion of our products by training and educating physicians; our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors; our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties; our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.; the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business; our ability to meet the financial reporting obligations under our loan agreements; our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs; potential liability resulting from litigation; our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.

The words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “potential,” “should,” “intend,” “continue,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash of $44.0 million as of March 31, 2018. The cash as of March 31, 2018 consists of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short-term securities.

We pay interest on our outstanding debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our debt, including the current portion, was $11.5 million at March 31, 2018. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock, and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis. We intend to use the proceeds of this offering for general corporate purposes, and to fund our ongoing growth, including global commercialization of our next-generation CorPath GRX System.

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. In connection with this transaction the Company agreed to issue the lenders warrants to purchase an aggregate number of shares of common stock of the Company, par value $0.0001 per share, as shall equal 1.5% of the amount of each term loan, divided by the applicable exercise price under each such warrant. The exercise price shall be equal to the lower of (a) the average of the closing prices for the common stock for the 10-trading day period ending on the trading day immediately preceding the date on which the applicable term loan became exercisable, and (b) the closing price for the common stock on the trading day immediately preceding the date on which the applicable term loan was made, subject to adjustment for stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis. In accordance with this arrangement, the Company issued warrants to the lenders to purchase an aggregate amount of 141,287 shares of common stock in connection with the initial term loan of $12 million. The warrants were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Name of Document
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

4.1	Form of Warrant (incorporated herein by reference to Exhibit No. 10.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

4.2	Form of Warrant to Purchase Stock (incorporated herein by reference to Exhibit No. 4.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 19, 2018 (File No. 001-37406))

10.1	Voting Agreement (incorporated herein by reference to Exhibit No. 10. 4 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

10.2	Registration Rights Agreement (incorporated herein by reference to Exhibit No. 10.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

10.3	Securities Purchase Agreement dated March 16, 2018 by and among Corindus Vascular Robotics, Inc. and the investors named therein (incorporated herein by reference to Exhibit No. 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

10.4	Loan and Security Agreement, dated March 16, 2018, by and among the Company and the parties named therein (the Term Loan Facility) (incorporated herein by reference to Exhibit No. 10.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 19, 2018 (File No. 001-37406))

10.5	Loan and Security Agreement, dated March 16, 2018, by and among the Company and the parties named therein (the Revolving Loan Facility) (incorporated herein by reference to Exhibit No. 10.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 19, 2018 (File No. 001-37406))

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated May 15, 2018.*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated May 15, 2018.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2018. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2018. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2018

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President