Form 10-Q
period 2018-06-30
Corindus Vascular Robotics, Inc.
filed 2018-08-08
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2018 was 188,962,741.

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$34,315	$17,458
Accounts receivable	1,820	2,863
Inventories, net	2,801	2,103
Prepaid expenses and other current assets	806	539
Total current assets	39,742	22,963

Property and equipment, net	1,782	1,452
Deposits and other assets	516	151
Total assets	$42,040	$24,566

Liabilities, preferred stock and stockholders' equity
Current Liabilities:
Accounts payable	$2,524	$2,416
Accrued expenses	2,820	3,637
Customer deposits	—	93
Deferred revenue	540	339
Current portion of capital lease obligation	53	49
Total current liabilities	5,937	6,534

Long-term Liabilities
Deferred revenue, net of current portion	211	342
Long-term capital lease obligation, net of current portion	75	102
Other liabilities	83	73
Long-term debt	11,580	—
Warrant liability	110	—
Total long-term liabilities	12,059	517
Total liabilities	17,996	7,051

Commitments and Contingencies

Preferred stock:
Series A convertible preferred stock, $0.0001 par value; 1,000,000 shares designated, issued and outstanding at June 30, 2018 and none designated, issued or outstanding at December 31, 2017	20,564	—
Series A-1 convertible preferred stock, $0.0001 par value; 1,000,000 shares designated and 10,400 issued and outstanding at June 30, 2018 and none designated, issued or outstanding at December 31, 2017	878	—
Total preferred stock	21,442	—

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares designated at June 30, 2018 and none designated, issued or outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 188,887,817 shares issued and outstanding at June 30, 2018 and 188,764,851 shares issued and outstanding at December 31, 2017	19	19
Additional paid-in capital	202,943	198,337
Accumulated deficit	(200,360)	(180,841)
Total stockholders' equity	2,602	17,515
Total liabilities, preferred stock and stockholders' equity	$42,040	$24,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,665	$2,258	$3,150	$3,035
Cost of revenue	2,151	2,200	4,080	4,092
Gross profit (loss)	(486)	58	(930)	(1,057)

Operating expenses:
Research and development	2,000	2,489	4,135	5,053
Selling, general and administrative	6,874	5,906	14,329	11,978
Restructuring charge	349	—	349	—
Total operating expense	9,223	8,395	18,813	17,031

Operating loss	(9,709)	(8,337)	(19,743)	(18,088)

Other income (expense):
Warrant revaluation	70	—	100	—
Interest, net	(270)	(77)	(316)	(211)
Total other income (expense), net	(200)	(77)	(216)	(211)

Net loss	(9,909)	(8,414)	(19,959)	(18,299)

Accretion of beneficial conversion feature of Series A preferred stock	—	—	(5,236)	—
Accrued dividends on Series A preferred stock	(493)	—	(618)	—
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	(260)	—	(260)	—

Net loss attributable to common stockholders	$(10,662)	$(8,414)	$(26,073)	$(18,299)

Net loss per share attributable to common stockholders--basic and diluted	$(0.06)	$(0.04)	$(0.14)	$(0.11)

Weighted-average common shares used in computing net loss per share attributable to common stockholders--basic and diluted	188,833,877	187,190,228	188,802,720	159,687,997

Comprehensive loss:
Net loss	$(9,909)	$(8,414)	$(19,959)	$(18,299)
Comprehensive loss	$(9,909)	$(8,414)	$(19,959)	$(18,299)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

			Common Stock $0.0001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total
	Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	188,764,851	$19	$198,337	$(180,841)	$17,515
Cumulative effect of a change in accounting principles	—	—	—	—	—	440	440
Stock-based compensation expense	—	—	—	—	1,305	—	1,305
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $329	1,000,000	20,564	—	—	—	—	—
Issuance of warrants in connection with private placement	—	—	—	—	4,108	—	4,108
Beneficial conversion feature of Series A preferred stock	—	(5,236)	—	—	5,236	—	5,236
Accretion of beneficial conversion feature of Series A preferred stock	—	5,236	—	—	(5,236)	—	(5,236)
Accrued dividends on Series A preferred stock	—	618	—	—	(618)	—	(618)
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	10,400	260	—	—	(260)	—	(260)
Issuance of common stock upon vesting of restricted stock units	—	—	30,119	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	87,507	—	65	—	65
Issuance of common stock	—	—	5,340	—	6	—	6
Net loss	—	—	—	—	—	(19,959)	(19,959)
Balance at June 30, 2018	1,010,400	$21,442	188,887,817	$19	$202,943	$(200,360)	$2,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(19,959)	$(18,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	368
Stock-based compensation expense	1,311	1,578
Accretion of interest expense	116	91
Write down of inventories	317	260
Warrant liability revaluation	(100)	—
Loss on disposal of property and equipment	59	—
Changes in operating assets and liabilities:
Accounts receivable	1,043	(58)
Due from related party	—	250
Prepaid expenses and other current assets	(229)	18
Inventories	(1,397)	(1,596)
Deposits and other assets	4	1
Accounts payable, accrued expenses, and other liabilities	(698)	(173)
Customer deposits	(93)	1,038
Deferred revenue	151	269
Net cash used in operating activities	(19,144)	(16,253)

Investing activities
Purchase of property and equipment	(338)	(47)
Collection of notes receivable	—	71
Net cash provided by (used in) investing activities	(338)	24

Financing activities
Proceeds from issuance of Series A preferred stock and warrants,
net of issuance costs	24,671	—
Proceeds from issuance of long-term debt and warrants,
net of deferred financing costs and discounts	11,626	—
Payments on capital lease obligation	(23)	—
Proceeds from issuance of common stock, net of issuance costs	—	44,611
Proceeds from exercise of stock options	65	49
Payments on debt	—	(2,370)
Net cash provided by financing activities	36,339	42,290

Net increase in cash and cash equivalents	16,857	26,061
Cash and cash equivalents at beginning of period	17,458	9,183
Cash and cash equivalents at end of period	$34,315	$35,244

Supplemental Disclosure of Cash Flow Information:
Fair value of warrants issued with Series A Preferred Stock	$4,162	$—
Fair value of warrants issued with long-term debt	$210	$—
Transfer from inventories to property and equipment in the field	$382	$248
Accrued dividend on Series A preferred stock	$618	$—
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	$260	$—
Interest paid	$286	$126

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Delaware corporation, has its corporate headquarters, manufacturing and a research and development facility in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sales of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

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

Liquidity

On March 16, 2018, the Company closed on a private placement of convertible preferred stock for net proceeds of $24,671. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis. See Note 5 for additional details.

On March 16, 2018, the Company also completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022. The Company received $11,626 in net proceeds under the term loan facility and $0 in principal under the revolving loan facility. An additional $5,500 in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5,500 may become available provided the Company receives net cash proceeds of $30,000 from a future sale of the Company’s equity securities prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. As of June 30, 2018, the Company has not achieved the gross profit or equity financing milestones, and the Company can provide no assurance that it will achieve the gross profit or equity financing milestones that will trigger the Company’s ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which the Company currently does not meet such restrictions. See Note 4 for additional details.

As of June 30, 2018, the Company had an accumulated deficit of $200,360, cash and cash equivalents of $34,315, and working capital of $33,805. The Company has evaluated whether or not its cash and cash equivalents on hand at August 8, 2018 would be sufficient to sustain projected operating activities through the twelve months from the filing of the Form 10-Q (the “evaluation period”) as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on its current forecasts, the Company anticipates that these resources will not be sufficient to meet the Company’s cash requirements during the evaluation period. However, the Company expects it would be able to raise future non-dilutive and/or dilutive financings, could implement contingency plans to mitigate the risk and extend cash resources through the evaluation period, and may be able to generate incremental revenue beyond those forecasted during the evaluation period. Since these mitigating factors are not considered probable under current accounting standards, they are not considered in the evaluation of available resources and the Company’s plans at August 8, 2018. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2017 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of June 30, 2018, the Company’s Chief Executive Officer and one of its senior executives represented two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties which are controlled by a company, the Company has consolidated the financial statements of the entity and recognized expenses of $6 and $34 for the three months ended June 30, 2018 and 2017, respectively, and $11 and $46 for the six months ended June 30, 2018 and 2017, respectively, and other income of $40 and $40 for the three and six months ended June 30, 2018, respectively, and $0 and $15 for the three and six months ended June 30, 2017, respectively. The entity had assets and liabilities of $43 and $2, respectively, on the Company's condensed consolidated balance sheet at June 30, 2018 and had assets and liabilities of $15 and $7, respectively, on the Company’s consolidated balance sheet at December 31, 2017.

Segment Information

The Company operates in one business segment, which is the design, manufacture and sales of precision vascular robotic-assisted systems for use in interventional vascular procedures. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision-maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision-maker is the Chief Executive Officer.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory valuation, assumptions used in the valuation of the Company’s preferred stock and warrants, valuation of stock-based awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Significant Customers

The table below sets forth the Company's customers that accounted for greater than 10% of its revenues for the three and six-month periods ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2018	2017	2018	2017
A	29%	—%	15%	—%
B	24%	—%	13%	—%
C	22%	29%	12%	22%
D	10%	1%	6%	1%
E	1%	1%	23%	9%
F	—%	—%	16%	—%
G	1%	34%	1%	25%
H	1%	14%	—%	10%

Customers A, C and E accounted for 28%, 18% and 40%, respectively, of the Company's accounts receivable balance at June 30, 2018. Given the current revenue levels, in a period in which a customer purchases a CorPath System, that customer is likely to represent a significant customer.

Revenues from domestic customers were $1,285 and $1,578 for the three months ended June 30, 2018 and 2017, respectively, and $2,716 and $2,331 for the six months ended June 30, 2018 and 2017, respectively. Revenues from international customers were $380 and $680 for the three months ended June 30, 2018 and 2017, respectively, and $434 and $704 for the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018, the Company had two items, its cash equivalents and warrant liability, measured at fair value on a recurring basis. At December 31, 2017, the Company had no assets that were measured at fair value on a recurring basis. The Company had cash equivalents totaling $33,829 and $0 at June 30, 2018 and December 31, 2017, respectively, which were valued based on Level 1 inputs. The warrant liability relates to warrants to purchase shares of the Company’s common stock that were issued to the Company’s lenders in connection with a debt financing arrangement executed on March 16, 2018. See Note 4 for additional details. The fair value of these warrants was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

The assumptions that the Company used to determine the fair value of these warrants are as follows:

	March 16, 2018 (Date of Issuance)	June 30, 2018
Volatility	75% to 83%	70% to 81%
Risk-free interest rate	2.8%	2.8% to 2.9%
Estimate term (in years)	8.5 to 10	8.6 to 9.7

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant based on Level 3 inputs:

Balance at December 31, 2017	$—
Issuance of warrants in connection with debt financing arrangement	210
Revaluation of warrants	(100)
Balance at June 30, 2018	$110

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Revenue from Contracts with Customers

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of Topic 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of Topic 606 resulted in a cumulative impact of $353 related to revenue and $87 related to capitalized contract costs as of adoption date. The adoption of Topic 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s products to its customers and will provide financial statement readers with enhanced disclosures.

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

The following tables compare the reported condensed consolidated balance sheet and statement of operations, as of and for the three and six months ended June 30, 2018, to the pro-forma amounts as if the previous guidance had been in effect:

	As of June 30, 2018
Balance Sheet	As Reported	Pro-forma as if the previous guidance was in effect
Assets:
Prepaid expenses and other current assets	$806	$749
Deposits and other assets	$516	$203

Liabilities:
Deferred revenue	$540	$587
Deferred revenue, net of current portion	$211	$207

Stockholders’ equity:
Accumulated deficit	$(200,360)	$(200,775)

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Statement of Operations	As reported	Pro-forma as if the previous guidance was in effect	As reported	Pro-forma as if the previous guidance was in effect
Revenue	$1,665	$1,666	$3,150	$3,162
Selling, general and administrative	6,874	6,867	14,329	14,317
Net loss	$(9,909)	$(9,900)	$(19,959)	$(19,934)

Net loss attributable to common stockholders	$(10,662)	$(10,653)	$(26,073)	$(26,048)

Net loss per share attributable to common stockholders-basic and diluted	$(0.06)	$(0.06)	$(0.14)	$(0.14)

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

Revenue Recognition

The Company generates revenues primarily from the sale of the CorPath System, CorPath Cassettes, accessories and service contracts. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the new revenue recognition accounting standard, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. For contracts where the period between performance and payment is greater than one year, the Company assesses whether a significant financing component exists, by applying a discount rate to the expected cash collections. If this difference is significant, the Company will conclude that a significant financing component exists. The Company identified a small number of contracts where the period between performance and payment was greater than one year; however, none of the Company's contracts contained a significant financing component as of June 30, 2018.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Deferred Commissions

The Company’s incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, the Company recognizes sales commission expense when incurred if the amortization period of the assets that it otherwise would have recognized in one year or less. At June 30, 2018 and January 1, 2018, the Company had $75 and $87 of deferred commissions, respectively. Deferred commissions are included in deposits and other assets on the Company’s consolidated balance sheets in 2018. The Company had $7 and $12, respectively, of amortization of deferred commissions during the three and six months ended June 30, 2018. These costs are included in selling, general and administrative expenses on the Company’s consolidated statement of operations.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Contract Liabilities

The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized (deferred revenue and customer deposits). The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, the Company assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the three- and six-month periods ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Major Products/ Service Lines
Product revenue	$1,538	$2,919
Service revenue	127	231
Total	$1,665	$3,150

Timing of Revenue Recognition
Products transferred at a point in time	$1,538	$2,919
Services transferred over time	127	231
Total	$1,665	$3,150

Product Revenue

The Company generates revenue through the commercial production and sale of precision vascular robotic-assisted systems, and the single use accessories used in conjunction with such systems.

Revenue from the sale of products is recognized at a point in time when the customer obtains control of the product. The Company recognizes system revenue when the CorPath System is delivered and installed and accepted by the end user customer. The Company recognizes cassette revenue when the related cassettes have been delivered to the end customer. All costs related to product sales are recognized at time of delivery. The Company does not provide for rights of return to customers on product sales and, therefore, does not record a provision for returns.

Service Revenue

Revenue generated from maintenance and support service contracts is typically recognized ratably over the term of the service contract.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Transaction Price Allocated to Future Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2018:

	Less than 1 year	Greater than 1 year	Total
Product revenue	$282	$312	$594
Service and other revenue	529	623	1,152
Total	$811	$935	$1,746

Contract Balances from Contracts with Customers

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract liabilities consist of deferred revenue and customer deposits. The following table presents changes in contract assets and contract liabilities during the six months ended June 30, 2018:

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Contract assets	$272	$33	$(19)	$286
Contract acquisition and fulfillment costs:
Deferred commissions	$87	$—	$(12)	$75
Contract liabilities:
Deferred revenue	$693	$245	$(187)	$751

During the three and six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$107	$187
Performance obligations satisfied in previous periods	—	—

The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheet.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Warrants to Purchase Common Stock

The Company reviews the terms of warrants issued in connection with the applicable accounting guidance and classifies warrants as a long-term liability on the consolidated balance sheets if the warrants do not meet the equity criteria when the number of shares issuable are variable. Warrants to purchase shares of common stock issued in connection with the Company’s long-term debt agreement met these criteria because the number of shares will vary with additional draws on the debt and therefore required liability classification. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations. The Company estimated the fair value of these warrants at issuance and each balance sheet date thereafter using the Black-Scholes Model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

The Company classifies warrants within stockholders’ equity on the consolidated balance sheets if the warrants are considered to be indexed to the Company’s own capital stock, and otherwise would be recorded in stockholders’ equity. Warrants to purchase common stock issued in connection with the Company’s private placement of convertible preferred stock met these criteria and, therefore, were equity classified.

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	355,028	$1.41
Granted	8,891,287	1.40
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2018	9,246,315	$1.40

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of common stock. The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end. During 2016, the Company also issued certain stock-based awards that contain both performance and service-based vesting conditions which vested over 25 months. The Company records expense on these awards when it becomes probable that the performance condition and requisite service will be met.

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

During 2018, the Company issued certain stock-based awards that contain both market and service-based vesting conditions.  Each of these stock-based awards is contingent on the recipient still providing services to the Company or its affiliates on the date of such achievement. Portions of the awards vest upon the company’s stock price achieving certain targets for a period of at least twenty consecutive trading days at any time before May 31, 2021.  The Company estimated the fair value of these market condition stock-based awards using a Monte Carlo simulation model, which involves a series of random scenarios that may take different future price paths over the award’s contractual life. The grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables including its expected stock price volatility over the expected term of the awards, and risk-free interest rate. The total number of shares of common stock that are subject to issuance under these market condition stock-based awards is 5,183,322 shares. The Company records expense on these stock-based awards ratably over the expected term of the award.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary related expenses and costs of contractors and materials. Cash receipts from collaboration agreements accounted for under ASC 808, Collaborative Arrangements, are netted against the related research and development expenses in the period received and totaled $347 and $492, respectively, for the three and six months ended June 30, 2018. There were no such items during the three and six months ended June 30, 2017.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three or six months ended June 30, 2018 and 2017 due to the uncertainty regarding future taxable income.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance. The Company expects to complete the final impact within the measurement period. As of June 30, 2018, we have not recorded incremental accounting adjustments related to the SAB 118 as we continue to consider interpretations of its application.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential common shares, including the assumed exercise of share options.

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its Series A and Series A-1 preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, for the periods presented, the two-class method does not impact the net loss per common share as the Company was in a net loss position for each of the periods presented and holders of Series A and Series A-1 preferred shares do not participate in losses.

The Company’s Series A and Series A-1 preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which amends leasing accounting requirements. The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. The Company adopted this update on January 1, 2018 and the adoption had no impact to the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Note 3	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	June 30, 2018	December 31, 2017
Raw material	$1,185	$945
Work in progress	578	310
Finished goods	1,038	848
Total	$2,801	$2,103

The Company wrote down inventories by $125 and $59 during the three months ended June 30, 2018 and 2017, respectively, and by $317 and $260 during the six months ended June 30, 2018 and 2017, respectively, to properly state amounts at the lower of cost or net realizable value.

Note 4	Long-Term Debt

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022.

Term Loan.

As of June 30, 2018, the Company had $12,000 in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. The initial term loan was made on March 16, 2018 in the amount of $12,000 (Term A Loan) and is repayable in equal monthly installments of principal and interest over 30 months beginning on October 1, 2019. Prior to October 1, 2019, the Company is required to make interest only payments. Term A Loan bears interest at a rate equal to the greater of (a) the ICE Benchmark LIBOR Rate plus 7.25% or (b) 8.83%. The interest rate in effect on Term A Loan was 9.2% at June 30, 2018.

An additional $5,500 in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5,500 may become available provided the Company draws on the first $5,500 term loan, receives net cash proceeds of $30,000 from a future sale of the Company’s equity prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. The Company can provide no assurances that it will achieve the gross profit or equity financing milestones that will trigger the Company’s ability to further draw the term loan facility. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in the Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of the Company’s personal property other than the Company’s intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, the Company must also achieve minimum revenue on a monthly basis measured against a percentage of the Company’s Board of Directors-approved projections for the applicable fiscal year. The Company’s failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. At the Company’s option, the Company may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 2.5% of any amount prepaid if the prepayment occurs through and including the first anniversary of the term loan being issued, 1.5% of the amount prepaid if the prepayment occurs after the first anniversary of the term loan being issued through and including the second anniversary of the term loan being issued, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date through and including the third anniversary of the term loan being issued. The Company is also required to make a final payment to the lenders equal to 6.0% of the original principal amount of term loans funded. The Company recognizes the final payment using the effective interest method over the term of each term loan.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Revolving Loan Facility.

The Company also has a revolving line-of-credit with the lenders, pursuant to which the lenders agreed to make a revolving line-of-credit available to the Company in an aggregate amount of up to the lesser of (i) $3,000 or (ii) a borrowing base equal to 80% of the Company’s eligible accounts receivable. The revolving line-of-credit also has various clauses which restrict its availability and, as such, the Company is not currently eligible to draw down on the revolving line-of-credit. Proceeds from the revolving line-of-credit may be used for working capital and general business purposes.

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

Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250, one or more judgments against the Company in an amount greater than $250 individually or in the aggregate, and any default under the other loan facility. The Company was not in default on any conditions of the loan facilities at June 30, 2018.

In connection with Term A Loan, the Company issued the lenders, warrants to purchase 141,287 shares of the Company’s common stock at an exercise price of $1.27 per share. The fair value of the warrants issued were determined to be $210 at the date of issuance and $110 at June 30, 2018 (see Note 2), and were recorded as a liability in the accompanying consolidated balance sheet. The Company also incurred costs of $373 related to the issuance of the credit facility. After allocating the costs between the Term Loan and the revolving line-of-credit the Company recorded a debt discount of $532 to the Term loan which is being amortized to interest expense using the effective interest method and $51 of costs allocated to the revolving line of credit were recorded in other assets and are being recognized as interest expense on a straight-line basis.

Future principal payments under the term loan facility as of June 30, 2018 are as follows:

Year Ending December 31,	Amount
2018	$—
2019	1,200
2020	4,800
2021	4,800
2022	1,200
$12,000

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 5	Stockholders' Equity

Common Stock

On April 10, 2018, the Board of Directors authorized the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 350,000,000. This amendment was approved by the Company's stockholders on May 31, 2018. There was no change in the stated par value of the shares as a result of this amendment.

Preferred Stock

The Company is authorized to issue 10,000,000 shares, $0.0001 par value per share, preferred stock. Of these shares, 1,000,000 shares of preferred stock have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series A-1 Preferred Stock (Series A Preferred Stock and the Series A-1 Preferred Stock are collectively referred to as “Preferred Stock”).

On March 16, 2018, the Company issued 1,000,000 shares of Series A Preferred Stock along with warrants to purchase up to 8,750,000 shares of the Company’s common stock at an exercise price per share of $1.40 for proceeds of $24,671, net of issuance costs of $329. The Preferred Stock is classified outside of stockholders’ equity because the shares contain certain redemption features which require redemption upon a change in control of the Company. The warrants were determined to be equity classified and are recorded in additional paid in capital. The Company recorded the Series A Preferred Stock and the warrants at their relative fair values which were $20,838 and $4,162, respectively. The conversion option was determined to have a beneficial conversion feature which was valued at $5,236 and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

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

The Company used the following assumptions for the valuation of these warrants at the issuance date.

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

Dividends. Shares of the Series A Preferred Stock are entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved, whether or not declared by the Board of Directors of the Company. Dividends on the Series A Preferred Stock are payable in shares of the Company’s Series A-1 Convertible Preferred Stock, par value $0.0001 per share, equal to the quotient of (x) the dividend amount divided by (y) the applicable conversion price. The dividend rate may be reduced to (i) 8.00% in the event the Company achieves at least $50,000 of revenue, other than any one-time license or similar fees, for any period of twelve consecutive months, or (ii) 6.00% if the Common Stock trading price exceeds $3.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a period of 90 consecutive trading days (a “Trading Price Dividend Rate Adjustment”); provided that in the event the dividend rate is reduced to 8.00% pursuant to clause (i) before the occurrence of a Trading Price Dividend Rate Adjustment, the dividend rate shall be permanently fixed at 8.00% and clause (ii) shall cease to be applicable notwithstanding any future achievement of a Common Stock trading price in excess of $3.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a period of 90 consecutive trading days. Shares of Series A-1 Preferred Stock do not have Accrued Dividends.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Voting Rights. For so long as Hudson Executive Capital beneficially owns at least a majority of the outstanding Preferred Stock, the preferred stockholders will be entitled to vote with the shares of Common Stock and not as a separate class, at any annual or special meeting of shareholders of the Company upon the following basis: each holder shall be entitled to a number of votes in respect of the shares of Preferred Stock owned of record by it equal to the number of shares of Common Stock determined by dividing (x) the number of shares of Preferred Stock held by such holder by (y) $1.29, the closing price per share of the Common Stock on the NYSE American on March 15, 2018, as of the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited. For so long as at least 10% of the shares of Preferred Stock purchased under the Purchase Agreement remains outstanding the Company may not directly or indirectly (i) amend, alter, repeal or otherwise modify any provision of the Certificate of Incorporation, the Certificate of Designation or the Bylaws in a manner that would alter or change the terms or the powers, preferences, rights or privileges of the Preferred Stock as to affect them adversely, (ii) create (by reclassification or otherwise) or authorize any senior securities or any parity securities, or (iii) issue, or authorize for issuance, any new shares of Preferred Stock without the prior affirmative vote or written consent of the holders of at least a majority of the then-issued and outstanding shares of Preferred Stock. For so long as Hudson Executive Capital holds at least a majority of the outstanding shares of Preferred Stock, the Company may not directly or indirectly (a) incur or guarantee, assume or suffer to exist any indebtedness (other than permitted indebtedness), (b) sell, lease, license, assign, transfer, spin-off, splitoff, close, convey, encumber, pledge or otherwise dispose of any intellectual property owned whether in a single transaction or a series of related transactions to any person(s), other than pursuant to permitted indebtedness; (c) engage in any material line of business substantially different from those lines of business conducted by or publicly contemplated to be conducted by the Company on the initial issuance date unless such engagement in the line of business has received the prior approval of the Board; (d) modify its corporate structure, unless such modification has received the prior approval of the Board; or (e) enter into any agreement with respect to the foregoing without the affirmative vote or written consent of the holders representing at least a majority of the then-issued and outstanding shares of Preferred Stock. In the election of directors to the Company, for so long as the holders of Preferred Stock hold at least 25% of the shares of Preferred Stock purchased under the Purchase Agreement, the holders of the Preferred Stock, voting as a separate class, shall be entitled to elect by majority vote one individual to the Company’s Board.

Rank. Each share of Preferred Stock shall rank equally in all respects. With respect to distributions upon Liquidation (as defined below), the Preferred Stock rank senior to the Common Stock and to each other class of the Company’s capital stock existing now or hereafter created that are not specifically designated as ranking senior to the Preferred Stock.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or such subsidiaries the assets of which constitute all or substantially all of the assets of the business of the Company and its subsidiaries, taken as a whole (“Liquidation”), each holder of Preferred Stock shall be entitled to receive liquidating distributions out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution of any assets of the Company shall be made or set apart for holders of any junior securities, including the Common Stock, for such holder’s shares of Preferred Stock in an amount equal to the greater of (i) the sum of (A) the aggregate Liquidation Preference ($25.00 per share of Preferred Stock) and (B) the aggregate Accrued Dividends of such shares as of the date of the Liquidation (as such terms are defined in the Certificate of Designation) and (ii) the amount such holder would have received had such shares of Preferred Stock, immediately prior to such Liquidation, been converted into shares of Common Stock.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Forced Conversion. If (a) at any time after the original issuance date, the Common Stock trading price exceeds $4.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a 30 consecutive trading day period and (b) the Company, at its option, delivers a written notice to the holders of the Preferred Stock within 10 business days of the conclusion of such period, then each share of Preferred Stock outstanding shall be converted into such number of fully paid and nonassessable shares of Common Stock equal to the quotient of (A) the sum of (1) the Liquidation Preference and (2) the Accrued Dividends on such share, divided by (B) the conversion price of such share in effect as of the business day immediately prior to the date of the Company’s notice to the holder.

As of June 30, 2018, the redemption value and Liquidation Preference of the Preferred Stock was $25,260 and it was convertible into 20,208,000 shares of the Company’s Common Stock. On April 16, 2018 and July 16, 2018 (the Series A dividend payment dates), the Company issued 10,400 and 30,000 shares, respectively, of Series A-1 Preferred Stock to the holders of Series A Preferred Stock to fulfill the dividend payment obligation.

Note 6	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$31	$—	$59	$—
Research and development	56	61	117	117
Selling, general and administrative	550	725	1,135	1,461
Total	$637	$786	$1,311	$1,578

The Company granted options to purchase 9,189,322 shares of common stock at exercise price ranging from $0.75 to $1.05 per share during the six months ended June 30, 2018. The weighted-average fair value of the stock options granted was $0.38 per share for the six months ended June 30, 2018. The Company granted options to purchase 1,442,326 shares of common stock at exercise prices ranging from $1.17 to $1.85 per share during the six months ended June 30, 2017. The weighted-average fair value of the stock options granted was $0.81 per share for the six months ended June 30, 2017.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2018	2017
Risk-free interest	2.69%-2.86%	1.87%-2.38%
Expected term in years	6.25-10 years	6-10 years
Expected volatility	64%-71%	55%-63%
Expected dividend yield	0%	0%

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2018:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-average Grant Date Fair Value
Unvested as of December 31, 2017	42,406	$0.87
Granted	334,955	$0.65
Vested	(30,119)	$0.91
Forfeited/Cancelled	(16,036)	$0.87
Unvested as of June 30, 2018	331,206	$0.64

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 7	Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2018	2017
Options to purchase common stock	25,532,850	18,595,647
Warrants to purchase common stock	9,246,315	5,083,219
Restricted stock units	331,206	—
Series A Preferred Stock	1,000,000	—
Series A-1 Preferred Stock	10,400	—

Note 8	Restructuring Charge

In May 2018, the Company undertook cost cutting initiatives which included a reduction in force from each functional area of the Company's operations. Accordingly, the Company recorded a restructuring charge of approximately $349 relating to severance-related costs. As of June 30, 2018, $256 of this amount had been paid. The remaining $93 of accrued restructuring costs have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2018, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Quarterly Report on Form 10-Q titled “Forward- Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to radial, coronary and peripheral procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX significantly builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, with one-millimeter advancement, from the control console. This precise positioning enables physicians to adjust guide catheter position during procedures and may expand the use of the CorPath System to more complex cases. We began commercial shipment of the CorPath GRX System in late January 2017. While the CorPath GRX System has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures. As of June 30, 2018, we have installed 41 CorPath GRX Systems. Additionally, as of June 30, 2018, we shipped seven CorPath GRX Systems that were accepted by a distributor. During the three and six months ended June 30, 2018, the majority of our consumable revenues relate to the CorPath GRX System.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$1,665	$2,258	$(593)
Cost of revenue	2,151	2,200	(49)
Gross profit (loss)	(486)	58	(544)
Operating expense:
Research and development	2,000	2,489	(489)
Selling, general and administrative	6,874	5,906	968
Restructuring charge	349	—	349
Total operating expense	9,223	8,395	828
Operating loss	(9,709)	(8,337)	(1,372)
Other income (expense), net	(200)	(77)	(123)
Net loss	$(9,909)	$(8,414)	$(1,495)

Revenue

Revenue decreased to $1,665 for the three months ended June 30, 2018 from $2,258 for the three months ended June 30, 2017 primarily due to a decrease in the number of CorPath Systems and upgrades installed or shipped during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Our revenue associated with CorPath Systems decreased to $1,190 for the three months ended June 30, 2018 from $1,662 for the three months ended June 30, 2017. We installed two and three new CorPath Systems during the three-month periods ended June 30, 2018 and 2017, respectively. Additionally, CorPath System revenues included revenues related to one and two CorPath Systems shipped and accepted by a distributor during the three-month periods ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2017, CorPath System revenues included $256 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in the quarter. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades decreased to $150 for the three months ended June 30, 2018 from $300 for the three months ended June 30, 2017.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $198 for the three months ended June 30, 2018 as compared to $175 for the three months ended June 30, 2017. The volume and average price of our CorPath Cassettes increased by 87 units and increased by 8.1%, respectively, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased to $127 for the three months ended June 30, 2018 as compared to $121 for the three months ended June 30, 2017. While service revenues for the three months ended June 30, 2018 are relatively consistent with the three months ended June 30, 2017, we have historically experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased to $2,151 for the three months ended June 30, 2018 from $2,200 for the three months ended June 30, 2017. Cost of revenue for both the three-month periods ended June 30, 2018 and 2017 included the effect of under-utilization of our production facilities, which we expect will continue during the remainder of 2018. Cost of revenues for the three months ended June 30, 2018 includes the costs associated with the CorPath Systems and capital upgrades discussed above. Cost of revenues for the three months ended June 30, 2017 included the cost of multiple CorPath GRX System upgrades installed pursuant to contractual service arrangements with no corresponding revenue in the period.

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

Gross Profit (Loss)

Our gross margin decreased to a gross loss of $486 for the three months ended June 30, 2018 from a gross profit of $58 for the three months ended June 30, 2017, based on the changes in revenue and cost of revenues as discussed above. For the three months ended June 30, 2018, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses decreased to $2,000 for the three months ended June 30, 2018 from $2,489 for the three months ended June 30, 2017 primarily due to reduced spending for prototypes of $128 and research grant reimbursements of $347.

Selling, General and Administrative

Selling, general and administrative expenses increased to $6,874 for the three months ended June 30, 2018 from $5,906 for the three months ended June 30, 2017. This increase is primarily due to increased travel-related expenses of $274, increased legal fees of $139, increased marketing expenses of $103, increased licenses and fees of $93, increased freight costs of $85, increased patent-related costs of $61, and increased audit-related costs of $76 during the three months ended June 30, 2018.

Restructuring Charge

The restructuring charge of $349 is made up of severance-related costs incurred in connection with a cost cutting initiative we undertook in May 2018 which included a reduction in force from each functional area of our operations. As of June 30, 2018, $256 of this amount had been paid.

Other Income (Expense), net

Other income (expense) increased to an expense of $200 for the three months ended June 30, 2018 from an expense of $77 for the three months ended June 30, 2017, primarily due to higher interest expense as a result of a new long-term debt arrangement completed on March 16, 2018 which resulted in larger outstanding borrowings during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Other income (expense) for the three months ended June 30, 2018 was also impacted by $70 for the revaluation of warrants issued in connection with the new long-term debt arrangement completed on March 16, 2018.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Six months ended June 30, 2018 compared to six months ended June 30, 2017:

	Six months ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$3,150	$3,035	$115
Cost of revenue	4,080	4,092	(12)
Gross loss	(930)	(1,057)	127
Operating expense:
Research and development	4,135	5,053	(918)
Selling, general and administrative	14,329	11,978	2,351
Restructuring charge	349	—	349
Total operating expense	18,813	17,031	1,782
Operating loss	(19,743)	(18,088)	(1,655)
Other income (expense), net	(216)	(211)	(5)
Net loss	$(19,959)	$(18,299)	$(1,660)

Revenue

Revenue increased to $3,150 for the six months ended June 30, 2018 from $3,035 for the six months ended June 30, 2017 primarily due to an increase in our average selling price associated with CorPath Systems in the six months ended June 30, 2018.

Our revenue associated with CorPath Systems increased to $2,182 for the six months ended June 30, 2018 from $1,894 for the six months ended June 30, 2017. We installed four and six new CorPath Systems during the six-month periods ended June 30, 2018 and 2017, respectively. Additionally, CorPath System revenues included revenues related to one and two CorPath Systems shipped and accepted by a distributor during the six month periods ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2017, CorPath System revenues included $487 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in 2017. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades decreased to $326 for the six months ended June 30, 2018 from $540 for the six months ended June 30, 2017.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $411 for the six months ended June 30, 2018 as compared to $374 for the six months ended June 30, 2017. The volume and average price of our CorPath Cassettes increased by 156 units and decreased by 0.5%, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased to $231 for the six months ended June 30, 2018 as compared to $227 for the six months ended June 30, 2017. While service revenues for the six months ended June 30, 2018 are relatively consistent with the six months ended June 30, 2017, we have historically experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased to $4,080 for the six months ended June 30, 2018 from $4,092 for the six months ended June 30, 2017. Cost of revenue for both the six month periods ended June 30, 2018 and 2017 included the effect of under-utilization of our production facilities, which we expect will continue during the remainder of 2018. Cost of revenue for the six months ended June 30, 2018 includes the costs associated with the CorPath Systems and capital upgrades discussed above. Cost of revenue for the six months ended June 30, 2017 included the cost of multiple CorPath GRX System upgrades installed pursuant to contractual service arrangements with no corresponding revenue in the period.

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

Gross Loss

Our gross loss decreased to $930 for the six months ended June 30, 2018 from $1,057 for the six months ended June 30, 2017, based on the changes in revenue and cost of revenues as discussed above. For the six months ended June 30, 2018, we have not generated enough sales volume of CorPath Systems and CorPath Cassettes to significantly offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross loss.

Research and Development

Research and development expenses decreased to $4,135 for the six months ended June 30, 2018 from $5,053 for the six months ended June 30, 2017 primarily due to reduced spending for consulting services of $300, reduced spending for prototypes of $189 and research grant reimbursements of $492, offset by increased compensation expense of $121 primarily related to employees hired subsequent to June 30, 2017.

Selling, General and Administrative

Selling, general and administrative expenses increased to $14,329 for the six months ended June 30, 2018 from $11,978 for the six months ended June 30, 2017. This increase is primarily due to increased compensation expense of $597 primarily for employees hired subsequent to June 30, 2017, increased travel-related expenses of $484, increased legal fees of $403, increased audit-related costs of $239, increased patent-related costs of $108, and increased marketing expenses of $152 during the three months ended June 30, 2018.

Restructuring Charge

The restructuring charge of $349 is made up of severance-related costs incurred in connection with a cost cutting initiative we undertook in May 2018 which included a reduction in force from each functional area of our operations. As of June 30, 2018, $256 of this amount had been paid.

Other Income (Expense), net

Other income (expense) increased to an expense of $216 for the six months ended June 30, 2018 from an expense of $211 for the six months ended June 30, 2017, primarily due to higher interest expense as a result of a new long-term debt arrangement completed on March 16, 2018 which resulted in larger outstanding borrowings during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Other income (expense) for the six months ended June 30, 2018 was also impacted by $100 for the revaluation of warrants issued in connection with the new long-term debt arrangement completed on March 16, 2018.

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

On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

On March 16, 2018, we also completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of June 30, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019. Until such time that we achieve the specified criteria, the additional term loans are not available to us. As of June 30, 2018, we have not achieved the gross profit or equity financing milestones, and we cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one-month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of our personal property other than our intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors-approved projections for the applicable fiscal year. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against us and the collateral securing the term loan facilities. These events of default include, among other things, any failure by us to pay principal or interest due under the term loan facilities, a breach of certain covenants under the term loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against us in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.

As of June 30, 2018, we had an accumulated deficit of $200.4 million, cash and cash equivalents of $34.3 million, and working capital of $33.8 million. We have evaluated whether or not our cash and cash equivalents on hand at August 8, 2018 would be sufficient to sustain projected operating activities through the twelve months from the filing of the Form 10-Q (the “evaluation period”) as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our current forecasts, we anticipate that these resources will not be sufficient to meet our cash requirements during the evaluation period. However, we expect we would be able to raise future non-dilutive and/or dilutive financings, could implement contingency plans to mitigate the risk and extend cash resources through the evaluation period, and may be able to generate incremental revenue beyond those forecasted during the evaluation period. Since these mitigating factors are not considered probable under current accounting standards, they are not considered in the evaluation of available resources and our plans at August 8, 2018. Therefore, substantial doubt exists about our ability to continue as a going concern.

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

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(19,144)	$(16,253)
Net cash provided by (used in) investing activities	$(338)	$24
Net cash provided by financing activities	$36,339	$42,290

Operating Activities

Operating activities used cash of $19,144 for the six months ended June 30, 2018 compared to $16,253 for the six months ended June 30, 2017. The $2,891 increase in the use of cash for operating activities was due primarily to the increase in the net loss and a large customer deposit received during the six months ended June 30, 2017 with no similarly large customer deposits received during the six months ended June 30, 2018.

Investing Activities

Net cash used in investing activities was $338 for the six months ended June 30, 2018 compared to net cash provided by investing activities of $24 for the six months ended June 30, 2017. The change was primarily due to larger property and equipment purchases during the first six months of 2018 compared to the first six months of 2017.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities totaled $36,339 and was primarily due to proceeds received from the issuance of Series A preferred stock of $25,000 and long-term debt of $12,000, partially offset by related issuance costs and payments on capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2017 totaled $42,290 and was primarily due to proceeds from the issuance of common stock in a private placement, partially offset by contractual payments on long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes in the six months ended June 30, 2018 related to our contractual obligations as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018, except for the long-term debt arrangement entered into by the Company on March 16, 2018 described above.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $34.3 million as of June 30, 2018. The cash and cash equivalents as of June 30, 2018 consist of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities.

We pay interest on our outstanding debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our debt, which is all included in long-term liabilities, was $11.6 million at June 30, 2018. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Name of Document
3.1	Certificate of Amendment of Certificate of Incorporation of Corindus Vascular Robotics, Inc. filed on May 31, 2018 with the State of Delaware Secretary of State*

10.1	2018 Stock Award Plan (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-37406))

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated August 8, 2018.*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated August 8, 2018.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 8, 2018. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 8, 2018. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATE: August 8, 2018

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President