Form 10-Q
period 2018-09-30
Corindus Vascular Robotics, Inc.
filed 2018-11-07
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the issuer’s common stock as of November 2, 2018 was 191,322,988.

CORINDUS VASCULAR ROBOTICS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$29,633	$17,458
Accounts receivable	2,557	2,863
Inventories, net	2,674	2,103
Prepaid expenses and other current assets	923	539
Total current assets	35,787	22,963

Property and equipment, net	1,706	1,452
Deposits and other assets	386	151
Total assets	$37,879	$24,566

Liabilities, preferred stock and stockholders’ equity (deficit)
Current Liabilities:
Accounts payable	$2,385	$2,416
Accrued expenses	2,940	3,637
Customer deposits	—	93
Deferred revenue	566	339
Current portion of capital lease obligation	55	49
Total current liabilities	5,946	6,534

Long-term Liabilities:
Deferred revenue, net of current portion	364	342
Long-term capital lease obligation, net of current portion	61	102
Other liabilities	73	73
Long-term debt	11,681	—
Warrant liability	170	—
Total long-term liabilities	12,349	517
Total liabilities	18,295	7,051

Commitments and Contingencies

Preferred stock:
Series A convertible preferred stock, $0.0001 par value; 1,000,000 shares designated, issued and outstanding at September 30, 2018 and none designated, issued or outstanding at December 31, 2017	20,564	—
Series A-1 convertible preferred stock, $0.0001 par value; 1,000,000 shares designated and 40,400 shares issued and outstanding at September 30, 2018 and none designated, issued or outstanding at December 31, 2017	1,636	—
Total preferred stock	22,200	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares designated at September 30, 2018 and none designated, issued or outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 191,193,613 shares issued and outstanding at September 30, 2018 and 188,764,851 shares issued and outstanding at December 31, 2017	19	19
Additional paid-in capital	205,320	198,337
Accumulated deficit	(207,955)	(180,841)
Total stockholders’ equity (deficit)	(2,616)	17,515
Total liabilities, preferred stock and stockholders’ equity (deficit)	$37,879	$24,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$2,958	$2,425	$6,108	$5,460
Cost of revenue	1,834	2,183	5,914	6,275
Gross profit (loss)	1,124	242	194	(815)

Operating expenses:
Research and development	2,035	2,493	6,170	7,546
Selling, general and administrative	6,368	5,588	20,697	17,566
Restructuring charge	—	—	349	—
Total operating expense	8,403	8,081	27,216	25,112

Operating loss	(7,279)	(7,839)	(27,022)	(25,927)

Other income (expense)
Warrant revaluation	(60)	—	40	—
Interest, net	(256)	(14)	(572)	(225)
Total other income (expense), net	(316)	(14)	(532)	(225)

Net loss	$(7,595)	$(7,853)	$(27,554)	$(26,152)

Accretion of beneficial conversion feature of Series A preferred stock	—	—	(5,236)	—
Dividends on preferred stock	(758)	—	(1,636)	—

Net loss attributable to common stockholders	$(8,353)	$(7,853)	$(34,426)	$(26,152)

Net loss per share attributable to common stockholders--basic and diluted	$(0.04)	$(0.04)	$(0.18)	$(0.15)

Weighted-average common shares used in computing net loss per share attributable to common stockholders--basic and diluted	189,377,532	187,301,161	188,996,429	168,993,532

Comprehensive loss:
Net loss	$(7,595)	$(7,853)	$(27,554)	$(26,152)
Comprehensive loss	$(7,595)	$(7,853)	$(27,554)	$(26,152)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

			Common Stock		Additional
	Preferred Stock		$0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	—	—	188,764,851	$19	$198,337	$(180,841)	$17,515
Cumulative effect of a change in accounting principles	—	—	—	—	—	440	440
Stock-based compensation expense	—	—	—	—	2,239	—	2,239
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $329	1,000,000	20,564	—	—	—	—	—
Issuance of warrants in connection with private placement	—	—	—	—	4,108	—	4,108
Beneficial conversion feature of Series A preferred stock	—	(5,236)	—	—	5,236	—	5,236
Accretion of beneficial conversion feature of Series A preferred stock	—	5,236	—	—	(5,236)	—	(5,236)
Accrued dividends on Series A preferred stock	—	626	—	—	(626)	—	(626)
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	40,400	1,010	—	—	(1,010)	—	(1,010)
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $318	—	—	2,127,355	—	2,158	—	2,158
Issuance of common stock upon vesting of restricted stock units	—	—	113,854	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	180,587	—	108	—	108
Common stock withheld to pay statutory minimum withholding taxes on exercise of stock options	—	—	(12,048)	—	(13)	—	(13)
Issuance of common stock	—	—	19,014	—	19	—	19
Net loss	—	—	—	—	—	(27,554)	(27,554)
Balance at September 30, 2018	1,040,400	$22,200	191,193,613	$19	$205,320	$(207,955)	$(2,616)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(27,554)	$(26,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	532
Stock-based compensation expense	2,258	2,194
Accretion of interest expense	220	101
Write down of inventories	246	299
Warrant liability revaluation	(40)	—
Loss on disposal of property and equipment	61	—
Changes in operating assets and liabilities:
Accounts receivable	306	(871)
Due from related party	—	250
Prepaid expenses and other current assets	(346)	135
Inventories	(1,233)	(2,006)
Deposits and other assets	131	3
Accounts payable, accrued expenses and other liabilities	(969)	684
Customer deposits	(93)	1,038
Deferred revenue	330	(254)
Net cash used in operating activities	(26,174)	(24,047)

Investing activities
Purchase of property and equipment	(408)	(74)
Collection of notes receivable	—	71
Net cash used in investing activities	(408)	(3)

Financing activities
Proceeds from issuance of Series A preferred stock and warrants, net of issuance costs	24,671	—
Proceeds from issuance of long-term debt and warrants, net of deferred financing costs and discounts	11,626	—
Proceeds from issuance of common stock, net of issuance costs	2,400	44,611
Proceeds from exercise of stock options	108	58
Payments for withholding taxes on stock option exercises	(13)	—
Payments on debt	—	(3,606)
Payments on capital lease obligation	(35)	—
Net cash provided by financing activities	38,757	41,063

Net increase in cash and cash equivalents	12,175	17,013
Cash and cash equivalents at beginning of period	17,458	9,183
Cash and cash equivalents at end of period	$29,633	$26,196

Supplemental Disclosure of Cash Flow Information:
Fair value of warrants issued with Series A Preferred Stock	$4,162	$—
Fair value of warrants issued with long-term debt	$210	$—
Transfer from inventories to property and equipment in the field	$416	$488
Accrued dividends on Series A preferred stock	$626	$—
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	$1,010	$—
Interest paid	$572	$150
Financing costs included in accounts payable and accrued expenses	$242	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Delaware corporation, has its corporate headquarters, manufacturing and a research and development facility in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sales of precision vascular robotic-assisted systems (the “CorPath System”) for use in interventional vascular procedures.

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

On March 16, 2018, the Company also completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022. The Company received $11,626 in net proceeds under the term loan facility and $0 in principal under the revolving loan facility. An additional $5,500 in term loans may become available in the future provided the Company has achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5,500 may become available provided the Company receives net cash proceeds of $30,000 from a future sale of the Company’s equity securities prior to July 1, 2019 and achieves a specified gross profit milestone prior to September 1, 2019. Until such time that the Company achieves the specified criteria, the additional term loans are not available to the Company. As of September 30, 2018, the Company has not achieved the gross profit or equity financing milestones, and the Company can provide no assurance that it will achieve the gross profit or equity financing milestones that will trigger the Company’s ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which the Company currently does not meet such restrictions. See Note 4 for additional details.

On August 31, 2018, the Company entered into a Sales Agreement with Cowen and Company, LLC. See Note 5 for additional details. During the nine months ended September 30, 2018, the Company received net proceeds of $2,158 under the Sales Agreement through the sale of its common stock.

As of September 30, 2018, the Company had an accumulated deficit of $207,955, cash and cash equivalents of $29,633 and working capital of $29,841. The Company has evaluated whether or not its cash and cash equivalents on hand at November 7, 2018 would be sufficient to sustain projected operating activities through the twelve months from the filing of the Form 10-Q (the “evaluation period”) as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on its current forecasts, the Company anticipates that these resources will not be sufficient to meet the Company’s cash requirements during the evaluation period. However, the Company expects it would be able to raise future non-dilutive and/or dilutive financings, could implement contingency plans to mitigate the risk and extend cash resources through the evaluation period, and may be able to generate incremental revenue beyond those forecasted during the evaluation period. Since these mitigating factors are not considered probable under current accounting standards, they are not considered in the evaluation of available resources and the Company’s plans at November 7, 2018. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2017 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of September 30, 2018, the Company’s Chief Executive Officer and one of its senior executives represented two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties which are controlled by a company, the Company has consolidated the financial statements of the entity and recognized expenses of $6 and $5 for the three months ended September 30, 2018 and 2017, respectively, and $17 and $51 for the nine months ended September 30, 2018 and 2017, respectively, and other income of $0 and $40 for the three and nine months ended September 30, 2018, respectively, and $0 and $0 for the three and nine months ended September 30, 2017, respectively. The entity had assets and liabilities of $40 and $4, respectively, on the Company’s condensed consolidated balance sheet at September 30, 2018 and had assets and liabilities of $15 and $7, respectively, on the Company’s consolidated balance sheet at December 31, 2017.

Segment Information

The Company operates in one business segment, which is the design, manufacture and sale of precision vascular robotic-assisted systems for use in interventional vascular procedures. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision-maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision-maker is the Chief Executive Officer.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Significant Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for either the three or nine-month periods ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,		Nine months ended September 30,
Customer	2018	2017	2018	2017
A	33%	12%	22%	19%
B	25%	—%	24%	5%
C	11%	—%	5%	—%
D	7%	22%	10%	10%
E	—%	22%	—%	10%
F	—%	19%	—%	8%
G	1%	11%	1%	8%
H	1%	1%	1%	15%

Customers A, B and C accounted for 43%, 28% and 14%, respectively, of the Company’s accounts receivable balance at September 30, 2018. Given the current revenue levels, in a period in which a customer purchases a CorPath System, that customer is likely to represent a significant customer.

Revenues from domestic customers were $1,757 and $2,100 for the three months ended September 30, 2018 and 2017, respectively, and $4,479 and $4,430 for the nine months ended September 30, 2018 and 2017, respectively. Revenues from international customers were $1,201 and $325 for the three months ended September 30, 2018 and 2017, respectively, and $1,629 and $1,030 for the nine months ended September 30, 2018 and 2017, respectively.

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

At September 30, 2018, the Company had two items, its cash equivalents and warrant liability, measured at fair value on a recurring basis. At December 31, 2017, the Company had no assets that were measured at fair value on a recurring basis. The Company had cash equivalents totaling $25,595 and $0 at September 30, 2018 and December 31, 2017, respectively, which were valued based on Level l inputs. The warrant liability relates to warrants to purchase shares of the Company’s common stock that were issued to the Company’s lenders in connection with a debt financing arrangement executed on March 16, 2018. See Note 4 for additional details. The fair value of these warrants was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In order to determine the fair value of these warrants, the Company utilized a Monte-Carlo simulation in combination with a Black-Scholes option model. Estimates and assumptions impacting the fair value measurement include the fair value of the underlying shares of common stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock and management’s assessment of the probability of additional borrowing on the credit facility. Due to the available public market information for the Company’s common stock for only a limited period of time, the Company estimates its expected stock volatility based on a blended approach utilizing the Company’s historical volatility and the historical volatility of publicly traded guideline companies for a term equal to the estimated remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated no expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. The Company also estimated the number of shares issuable under the warrant based upon its assessment of the timing and amounts of future advances drawn under the financing arrangement.

The assumptions that the Company used to determine the fair value of these warrants are as follows:

	March 16, 2018 (Date of Issuance)	September 30, 2018
Volatility	75% to 83%	78%
Risk-free interest rate	2.8%	2.8%
Estimated term (in years)	8.5 to 10	8.5 to 9.5

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant based on Level 3 inputs:

Balance at December 31, 2017	$—
Issuance of warrants in connection with debt financing arrangement	210
Revaluation of warrants	(40)
Balance at September 30, 2018	$170

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

The following tables compare the reported condensed consolidated balance sheets and statements of operations, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts as if the previous guidance had been in effect:

	As of September 30, 2018
Balance Sheet	As reported	Pro-forma as if the previous guidance was in effect
Assets:
Prepaid expenses and other current assets	$923	$713
Deposits and other assets	$386	$198

Liabilities:
Deferred revenue	$566	$597
Deferred revenue, net of current portion	$364	$406

Stockholders’ equity:
Accumulated deficit	$(207,955)	$(208,426)

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Statement of Operations	As reported	Pro-forma as if the previous guidance was in effect	As reported	Pro-forma as if the previous guidance was in effect
Revenue	$2,958	$3,018	$6,108	$6,180
Selling, general and administrative	6,368	6,484	20,697	20,800
Net loss	$(7,595)	$(7,651)	$(27,554)	$(27,585)

Net loss attributable to common stockholders	$(8,353)	$(8,401)	$(34,426)	$(33,831)

Net loss per share attributable to common stockholders-basic and diluted	$(0.04)	$(0.04)	$(0.18)	$(0.18)

The most significant impact was the recognition pattern for promised goods and services related to the Company’s service plans. The new standard requires revenues to be estimated and recognized upon transfer of the promised goods and services, which resulted in a cumulative adjustment of approximately $353. Under the new standard, the Company was able to recognize limited revenues upon delivery of certain promised goods, prior to the customers being invoiced based on the contractual arrangement with the Company. Specifically, the Company sells certain extended service plans which may include a specified upgrade or an unspecified upgrade right. Under legacy GAAP, the Company recognized revenue for service plans ratably over the term of the services to be provided. Under the new standard, the Company concluded that the service plans and upgrade rights were distinct performance obligations, and therefore would be recognized as the individual components of the service were delivered. The Company determined that the service component of the plans would continue to be recognized ratably over the term of the agreement, whereas the unspecified upgrade component would be recognized ratably over the term of the unspecified upgrade right, and the specified upgrade component would be recognized at a point in time upon delivery. The change in the timing of revenue recognition is primarily related to the impact associated with the accelerated recognition of specified upgrades. Another impact relates to the requirement to capitalize incremental costs to acquire new contracts, which consist of sales commissions. During previous periods, these costs were expensed as incurred. Adoption of the new standard resulted in the capitalization of $87 of such incremental costs as of January 1, 2018.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which it expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. For contracts where the period between performance and payment is greater than one year, the Company assesses whether a significant financing component exists, by applying a discount rate to the expected cash collections. If this difference is significant, the Company will conclude that a significant financing component exists. The Company identified a small number of contracts where the period between performance and payment was greater than one year; however, none of the Company’s contracts contained a significant financing component as of September 30, 2018.

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

Contract Assets

Contract assets include unbilled amounts for primarily maintenance and support service and future cassette purchases where revenue recognized exceeds the amount billed to the customer, and the Company’s right to bill is not until the maintenance and support service period commence or the cassettes are delivered. Amounts may not exceed their net realizable value. Short-term contract assets are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets in 2018. Long-term contract assets are included in deposits and other assets on the Company’s consolidated balance sheets in 2018.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Deferred Contract Costs

The Company’s incremental direct costs of obtaining a contract, which generally consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, the Company recognizes sales commission expense when incurred if the amortization period of the assets that it otherwise would have recognized is one year or less. At September 30, 2018 and January 1, 2018, the Company had $71 and $87 of deferred commissions, respectively. At times, the Company has other incremental costs associated with obtaining a contract which are deferred until the revenues from the related contract are recognized. At September 30, 2018, the Company had $119 of other deferred contract costs. There were no other similar deferred contract costs at January 1, 2018. Deferred contract costs are included in prepaid expenses and other current assets, and deposits and other assets on the Company’s consolidated balance sheets in 2018. The Company had $9 and $21, respectively, of amortization of deferred commissions during the three and nine months ended September 30, 2018. These costs are included in selling, general and administrative expenses on the Company’s consolidated statement of operations. There was no amortization of other deferred contract costs during the three or nine months ended September 30, 2018.

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

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the three and nine-month periods ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Major Products/ Service Lines
Product revenue	$2,823	$5,742
Service revenue	135	366
Total	$2,958	$6,108

Timing of Revenue Recognition
Products transferred at a point in time	$2,823	$5,742
Services transferred over time	135	366
Total	$2,958	$6,108

Product Revenue

The Company generates revenue through the commercial production and sale of precision vascular robotic-assisted systems, and the single use accessories used in conjunction with such systems.

Revenue from the sale of products is recognized at a point in time when the customer obtains control of the product. The Company recognizes system revenue when the CorPath System is delivered and installed and accepted by the end user customer. The Company recognizes cassette revenue when the related cassettes have been shipped or delivered to the end customer based on the terms of the arrangement or contract. All costs related to product sales are recognized at time of delivery. The Company does not provide for rights of return to customers on product sales and, therefore, does not record a provision for returns.

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

Transaction Price Allocated to Future Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2018.

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,109	$941	$2,050
Service and other revenue	541	479	1,020
Total	$1,650	$1,420	$3,070

Contract Balances from Contracts with Customers

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract liabilities consist of deferred revenue and customer deposits. The following table presents changes in contract assets and contract liabilities during the nine months ended September 30, 2018:

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Contract assets	$272	$36	$(110)	$198
Contract acquisition and fulfillment costs:
Deferred contract costs	$87	$124	$(21)	$190
Contract liabilities:
Deferred revenue	$693	$557	$(320)	$930

During the three and nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$133	$320
Performance obligations satisfied in previous periods	$45	$45

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

The table below is a summary of the Company’s warrant activity during the nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	355,028	$1.41
Granted	8,891,287	$1.40
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2018	9,246,315	$1.40

Stock-Based Compensation

As indicated in Note 2, the Company adopted ASU 2018-07 effective July 1, 2018. Subsequent to the adoption of ASU 2018-07, the Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of common stock. Prior to the adoption of ASU 2018-07, the Company recognized compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statements of operations over the service period based on a measurement of fair value for each stock award at each performance date and period end. During 2016, the Company also issued certain stock-based awards that contain both performance and service-based vesting conditions which vested over 25 months. The Company recorded expense on these awards when it became probable that the performance condition and requisite service were met.

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

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary related expenses and costs of contractors and materials. Cash receipts from collaboration agreements accounted for under ASC 808, Collaborative Arrangements, are netted against the related research and development expenses in the period received and totaled $280 and $772, respectively, for the three and nine months ended September 30, 2018. There were no such items during the three and nine months ended September 30, 2017.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three or nine months ended September 30, 2018 and 2017 due to the uncertainty regarding future taxable income.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance. The Company expects to complete the final impact within the measurement period. As of September 30, 2018, we have not recorded incremental accounting adjustments related to the SAB 118 as we continue to consider interpretations of its application.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which was amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  The Company anticipates adopting this standard on January 1, 2019 using the prospective adoption approach. While the Company continues to assess all of the effects of ASU 2018-11 adoption, including the election of allowable practical expedients, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities.

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

In June 2018, the FASB issued ASU 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company adopted this update on July 1, 2018 and the adoption had no material impact to the Company’s consolidated financial statements.

Note 3	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	September 30, 2018	December 31, 2017
Raw material	$1,115	$945
Work in progress	727	310
Finished goods	832	848
Total	$2,674	$2,103

Note 4	Long-Term Debt

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Term Loan.

As of September 30, 2018, the Company had $12,000 in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. The initial term loan was made on March 16, 2018 in the amount of $12,000 (Term A Loan) and is repayable in equal monthly installments of principal and interest over 30 months beginning on October 1, 2019. Prior to October 1, 2019, the Company is required to make interest only payments. Term A Loan bears interest at a rate equal to the greater of (a) the ICE Benchmark LIBOR Rate plus 7.25% or (b) 8.83%. The interest rate in effect on Term A Loan was 9.4% at September 30, 2018.

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

Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250, one or more judgments against the Company in an amount greater than $250 individually or in the aggregate, and any default under the other loan facility. The Company was not in default on any conditions of the loan facilities at September 30, 2018.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In connection with Term A Loan, the Company issued the lenders, warrants to purchase 141,287 shares of the Company’s common stock at an exercise price of $1.27 per share. The fair value of the warrants issued were determined to be $210 at the date of issuance and $170 at September 30, 2018 (see Note 2), and were recorded as a liability in the accompanying condensed consolidated balance sheet. The Company also incurred costs of $373 related to the issuance of the credit facility. After allocating the costs between the Term Loan and the revolving line-of-credit the Company recorded a debt discount of $532 to the Term loan which is being amortized to interest expense using the effective interest method and $51 of costs allocated to the revolving line of credit were recorded in other assets and are being recognized as interest expense on a straight-line basis.

Future principal payments under the term loan facility as of September 30, 2018 are as follows:

Year Ending December 31,	Amount
2018	$—
2019	1,200
2020	4,800
2021	4,800
2022	1,200
$12,000
Note 5	Stockholders’ Equity (Deficit)

Common Stock

On April 10, 2018, the Board of Directors authorized the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 350,000,000. This amendment was approved by the Company’s stockholders on May 31, 2018. There was no change in the stated par value of the shares as a result of this amendment.

On August 31, 2018, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “Offering”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30,000 (the “Placement Shares”) through Cowen as its sales agent.

Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay Cowen a commission equal to 3% of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement. During the nine months ended September 30, 2018, the Company sold 2,127,355 shares of common stock at a weighted average per share price of $1.16 at the market pursuant to the Sales Agreement for $2,158 in net proceeds. The Company is not obligated to make any sales of common stock under the Sales Agreement and cannot provide any assurances that it will issue any additional shares pursuant to the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

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

Dividends. Shares of the Series A Preferred Stock are entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12% per annum, subject to reduction in the event certain milestones are achieved, whether or not declared by the Board of Directors of the Company. Dividends on the Series A Preferred Stock are payable in shares of the Company’s Series A-1 Convertible Preferred Stock, par value $0.0001 per share, equal to the quotient of (x) the dividend amount divided by (y) the applicable conversion price. The dividend rate may be reduced to (i) 8.00% in the event the Company achieves at least $50,000 of revenue, other than any one-time license or similar fees, for any period of twelve consecutive months, or (ii) 6.00% if the Common Stock trading price exceeds $3.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a period of 90 consecutive trading days (a “Trading Price Dividend Rate Adjustment”); provided that in the event the dividend rate is reduced to 8.00% pursuant to clause (i) before the occurrence of a Trading Price Dividend Rate Adjustment, the dividend rate shall be permanently fixed at 8.00% and clause (ii) shall cease to be applicable notwithstanding any future achievement of a Common Stock trading price in excess of $3.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the date hereof) for a period of 90 consecutive trading days. Shares of Series A-1 Preferred Stock do not have Accrued Dividends (as such term is defined in the Certificate of Designation).

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

Conversion. Each Holder of shares of Preferred Stock shall have the right (the “Conversion Right”), at any time and from time to time, at such holder’s option, to convert all or any portion of such holder’s shares of Preferred Stock into fully paid and non-assessable shares of Common Stock. Upon a holder’s election to exercise its Conversion Right, each share of Preferred Stock for which the Conversion Right is exercised shall be converted into such number of shares of Common Stock equal to the quotient of (A) the sum of (1) the Liquidation Preference and (2) the Accrued Dividends on such share as of the conversion date, divided by (B) the Conversion Price (as such term is defined in the Certificate of Designation) of such share in effect at the time of conversion.

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

As of September 30, 2018, the redemption value and Liquidation Preference of the Preferred Stock was $26,010 and it was convertible into 20,808,000 shares of the Company’s Common Stock. On April 16, 2018, July 16, 2018 and October 15, 2018 (the Series A dividend payment dates), the Company issued 10,400, 30,000 and 30,000 shares, respectively, of Series A-1 Preferred Stock to the holders of Series A Preferred Stock to fulfill the dividend payment obligation.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 6	Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ or non-employees’ function as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of revenue	$40	$—	$99	$—
Research and development	88	71	205	188
Selling, general and administrative	819	545	1,954	2,006
Total	$947	$616	$2,258	$2,194

The Company granted options to purchase 9,534,322 shares of common stock at exercise price ranging from $0.75 to $1.05 per share during the nine months ended September 30, 2018. The weighted-average fair value of the stock options granted was $0.43 per share for the nine months ended September 30, 2018. The Company granted options to purchase 1,857,326 shares of common stock at exercise prices ranging from $1.17 to $1.85 per share during the nine months ended September 30, 2017. The weighted-average fair value of the stock options granted was $0.82 per share for the nine months ended September 30, 2017.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest	2.7%-2.9%	1.8%-2.4%
Expected term in years	6.25 years	6-10 years
Expected volatility	64%-80%	55%-63%
Expected dividend yield	0%	0%

The following table summarizes the activities for the Company’s unvested restricted stock units for the nine months ended September 30, 2018:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-average Grant Date Fair Value
Unvested as of December 31, 2017	42,406	$0.87
Granted	334,955	$0.65
Vested	(113,854)	$0.72
Forfeited/Cancelled	(16,036)	$0.87
Unvested as of September 30, 2018	247,471	$0.64

Note 7	Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2018	2017
Options to purchase common stock	25,027,883	18,966,896
Warrants to purchase common stock	9,246,315	5,083,219
Restricted stock units	247,471	—
Series A Preferred Stock	20,000,000	—
Series A-1 Preferred Stock	808,000	—

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 8	Restructuring Charge

In May 2018, the Company undertook cost cutting initiatives which included a reduction in force from each functional area of the Company’s operations. In the second quarter of 2018, the Company recorded a restructuring charge of approximately $349 relating to severance-related costs. As of September 30, 2018, $332 of this amount had been paid. The remaining $17 of accrued restructuring costs have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Note 9	Subsequent Events

Through November 7, 2018, under the Sales Agreement (see Note 5 for additional details) with Cowen and Company, LLC, the Company sold 117,375 shares of common stock at a weighted average per share price of $1.42 at the market pursuant to the Sales Agreement for $162 in net proceeds.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to coronary and peripheral interventional procedures. During these procedures, the interventional cardiologist sits at a radiation-shielded workstation to advance interventional devices with millimeter-by-millimeter precision. The workstation allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. CorPath GRX builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, and Rotate on Retract, the first automated movement for CorPath, which has the potential to reduce wiring time by automating wire rotation during navigation. This precise positioning enables physicians to adjust guide catheter position during procedures and may expand the use of the CorPath System to more complex cases. We began commercial shipment of the CorPath GRX System in late January 2017. While the CorPath GRX System has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures. As of September 30, 2018, we have installed 45 CorPath GRX Systems. Additionally, as of September 30, 2018, we shipped 11 CorPath GRX Systems that were accepted by distributors. During the three and nine months ended September 30, 2018, the majority of our consumable revenues relate to the CorPath GRX System.

Results of Operations

In the following discussion, all dollar amounts are reported in thousands:

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three months ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$2,958	$2,425	$533
Cost of revenue	1,834	2,183	(349)
Gross profit	1,124	242	882
Operating expense:
Research and development	2,035	2,493	(458)
Selling, general and administrative	6,368	5,588	780
Total operating expense	8,403	8,081	322
Operating loss	(7,279)	(7,839)	560
Other income (expense), net	(316)	(14)	(302)
Net loss	$(7,595)	$(7,853)	$258

Revenue

Revenue increased to $2,958 for the three months ended September 30, 2018 from $2,425 for the three months ended September 30, 2017 primarily due to increases in the number of CorPath System installations and shipments, our average selling price associated with CorPath Systems and the number of upgrades installed during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Our revenue associated with CorPath Systems increased to $2,262 for the three months ended September 30, 2018 from $2,083 for the three months ended September 30, 2017. We installed three and five new CorPath Systems during the three-month periods ended September 30, 2018 and 2017, respectively. Additionally, CorPath System revenues included revenues related to four and one CorPath Systems shipped and accepted by distributors during the three-month periods ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2017, CorPath System revenues included $256 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in the three months ended September 30, 2017. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades increased to $237 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $324 for the three months ended September 30, 2018 as compared to $231 for the three months ended September 30, 2017. The volume and average price of our CorPath Cassettes increased by 154 units and increased by 8.4%, respectively, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased to $135 for the three months ended September 30, 2018 as compared to $111 for the three months ended September 30, 2017. While service revenues for the three months ended September 30, 2018 are relatively consistent with the three months ended September 30, 2017, we have historically experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased to $1,834 for the three months ended September 30, 2018 from $2,183 for the three months ended September 30, 2017. Cost of revenues for the three months ended September 30, 2017 included the cost of multiple CorPath GRX System upgrades installed pursuant to contractual service arrangements with no corresponding revenue in the period. Cost of revenue for both the three-month periods ended September 30, 2018 and 2017 included the effect of under-utilization of our production facilities, which we expect will continue during the remainder of 2018.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. During the three months ended September 30, 2018, our cost to manufacture the CorPath GRX System and CorPath Cassettes is approximately $200 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit

Gross profit increased to $1,124 for the three months ended September 30, 2018 from $242 for the three months ended September 30, 2017, based on the changes in revenue and cost of revenues as discussed above. For the three months ended September 30, 2018, we generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross profit.

Research and Development

Research and development expenses decreased to $2,035 for the three months ended September 30, 2018 from $2,493 for the three months ended September 30, 2017 primarily due to research grant reimbursements of $280, reduced spending for prototypes of $105 and reduced spending for personnel of $94.

Selling, General and Administrative

Selling, general and administrative expenses increased to $6,368 for the three months ended September 30, 2018 from $5,588 for the three months ended September 30, 2017. This increase is primarily due to increased tradeshow costs of $360, increased stock compensation expense of $274, and increased audit-related expenses of $160 during the three months ended September 30, 2018.

Other Income (Expense), net

Other income (expense) increased to an expense of $316 for the three months ended September 30, 2018 from an expense of $14 for the three months ended September 30, 2017, primarily due to higher interest expense as a result of a new long-term debt arrangement completed on March 16, 2018 which resulted in larger outstanding borrowings during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Other income (expense) for the three months ended September 30, 2018 was also impacted by $60 for the revaluation of warrants issued in connection with the new long-term debt arrangement completed on March 16, 2018.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017:

	Nine months ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$6,108	$5,460	$648
Cost of revenue	5,914	6,275	(361)
Gross profit (loss)	194	(815)	1,009
Operating expense:
Research and development	6,170	7,546	(1,376)
Selling, general and administrative	20,697	17,566	3,131
Restructuring charge	349	—	349
Total operating expense	27,216	25,112	2,104
Operating loss	(27,022)	(25,927)	(1,095)
Other income (expense), net	(532)	(225)	(307)
Net loss	$(27,554)	$(26,152)	$(1,402)

Revenue

Revenue increased to $6,108 for the nine months ended September 30, 2018 from $5,460 for the nine months ended September 30, 2017 primarily due to increases in the number of CorPath System installations and shipments and our average selling price associated with CorPath Systems during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Our revenue associated with CorPath Systems increased to $4,444 for the nine months ended September 30, 2018 from $3,976 for the nine months ended September 30, 2017. We installed seven and eight new CorPath Systems during the nine-month periods ended September 30, 2018 and 2017, respectively. Additionally, CorPath System revenues included revenues related to five and three CorPath Systems shipped and accepted by distributors during the nine-month periods ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2017, CorPath System revenues included $743 of previously deferred CorPath System revenue where the customer arrangement included a previously undelivered item that was completed in the nine months ended September 30, 2017. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades increased to $563 for the nine months ended September 30, 2018 from $540 for the nine months ended September 30, 2017.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $735 for the nine months ended September 30, 2018 as compared to $602 for the nine months ended September 30, 2017. The volume and average price of our CorPath Cassettes increased by 310 units and increased by 3.1%, respectively, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased to $366 for the nine months ended September 30, 2018 as compared to $342 for the nine months ended September 30, 2017. While service revenues for the nine months ended September 30, 2018 are relatively consistent with the nine months ended September 30, 2017, we have historically experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased to $5,914 for the nine months ended September 30, 2018 from $6,275 for the nine months ended September 30, 2017. Cost of revenues for the nine months ended September 30, 2017 included the cost of multiple CorPath GRX System upgrades installed pursuant to contractual service arrangements with no corresponding revenue in the period. Cost of revenue for both the nine-month periods ended September 30, 2018 and 2017 included the effect of under-utilization of our production facilities, which we expect will continue during the remainder of 2018.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. During the nine months ended September 30, 2018, our cost to manufacture the CorPath GRX System and CorPath Cassettes is approximately $200 and $2, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross margin increased to a gross profit of $194 for the nine months ended September 30, 2018 from a gross loss of $815 for the nine months ended September 30, 2017, based on the changes in revenue and cost of revenues as discussed above. For the nine months ended September 30, 2018, we have generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross profit.

Research and Development

Research and development expenses decreased to $6,170 for the nine months ended September 30, 2018 from $7,546 for the nine months ended September 30, 2017 primarily due to research grant reimbursements of $772, reduced spending for prototypes of $295 and reduced spending for consultants of $280 during the nine months ended September 30, 2018.

Selling, General and Administrative

Selling, general and administrative expenses increased to $20,697 for the nine months ended September 30, 2018 from $17,566 for the nine months ended September 30, 2017. This increase is primarily due to increased legal fees of $500, increased trade show and marketing activities of $465, increased travel-related expenses of $435, increased audit and tax fees of $400, increased personnel costs of $290, increased consulting fees of $160, increased patent-related costs of $150, and increased depreciation expense of $130 during the nine months ended September 30, 2018.

Restructuring Charge

The restructuring charge of $349 is made up of severance-related costs incurred in connection with a cost cutting initiative we undertook in May 2018 which included a reduction in force from each functional area of our operations. As of September 30, 2018, $332 of this amount had been paid.

Other Income (Expense), net

Other income (expense) increased to an expense of $532 for the nine months ended September 30, 2018 from an expense of $225 for the nine months ended September 30, 2017, primarily due to higher interest expense as a result of a new long-term debt arrangement completed on March 16, 2018 which resulted in larger outstanding borrowings during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Other income (expense) for the nine months ended September 30, 2018 was also impacted by $40 for the revaluation of warrants issued in connection with the new long-term debt arrangement completed on March 16, 2018.

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

On March 16, 2018, we also completed a financing arrangement with two lenders which provides for borrowings of up to $26 million in the form of up to $23 million in term loans and up to a $3 million revolving line-of-credit through March 2022. As of September 30, 2018, we had $12 million in principal outstanding under the term loan facility and $0 in principal outstanding under the revolving loan facility. An additional $5.5 million in term loans may become available in the future provided we have achieved a specified gross profit milestone prior to January 1, 2019, and an additional $5.5 million may become available provided we receive net cash proceeds of $30 million from a future sale of our equity securities prior to July 1, 2019 and achieve a specified gross profit milestone prior to September 1, 2019. Until such time that we achieve the specified criteria, the additional term loans are not available to us. As of September 30, 2018, we have not achieved the gross profit or equity financing milestones, and we cannot assure you that we will achieve the gross profit or equity financing milestones that will trigger our ability to further draw the term loan facility. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions. The outstanding term loans bear interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one-month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. The outstanding principal under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Both loan facilities are secured by substantially all of our personal property other than our intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors-approved projections for the applicable fiscal year. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against us and the collateral securing the term loan facilities. These events of default include, among other things, any failure by us to pay principal or interest due under the term loan facilities, a breach of certain covenants under the term loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.25 million, one or more judgments against us in an amount greater than $0.25 million individually or in the aggregate, and any default under the other loan facility.

In August 2018, we entered into a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “Offering”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $30 million (the “Placement Shares”) through Cowen as our sales agent. The issuance and sale of the Placement Shares by us under the Sales Agreement will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-2217344) filed with the Securities and Exchange Commission (the “Commission”) on April 17, 2017, and declared effective on May 1, 2017. We filed a prospectus supplement (the “Prospectus Supplement”), dated August 31, 2018, with the Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay Cowen a commission equal to 3% of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement. During the nine months ended September 30, 2018, we sold 2,127,355 shares of common stock at a weighted average per share price of $1.16 at the market pursuant to the Sales Agreement for $2.16 million in net proceeds. We are not obligated to make any sales of common stock under the Sales Agreement and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

As of September 30, 2018, we had an accumulated deficit of $208.0 million, cash and cash equivalents of $29.6 million, and working capital of $29.8 million. We have evaluated whether or not our cash and cash equivalents on hand at November 7, 2018 would be sufficient to sustain projected operating activities through the twelve months from the filing of the Form 10-Q (the “evaluation period”) as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our current forecasts, we anticipate that these resources will not be sufficient to meet our cash requirements during the evaluation period. However, we expect we would be able to raise future non-dilutive and/or dilutive financings, could implement contingency plans to mitigate the risk and extend cash resources through the evaluation period, and may be able to generate incremental revenue beyond those forecasted during the evaluation period. Since these mitigating factors are not considered probable under current accounting standards, they are not considered in the evaluation of available resources and our plans at November 7, 2018. Therefore, substantial doubt exists about our ability to continue as a going concern.

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

In summary, our cash flows were as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(26,174)	$(24,047)
Net cash used in investing activities	$(408)	$(3)
Net cash provided by financing activities	$38,757	$41,063

Operating Activities

Operating activities used cash of $26,174 for the nine months ended September 30, 2018 compared to $24,047 for the nine months ended September 30, 2017. The $2,127 increase was primarily due to the increase in the net loss and a large customer deposit received during the nine months ended September 30, 2017 with no similarly large customer deposits received during the nine months ended September 30, 2018.

Investing Activities

Net cash used in investing activities was $408 for the nine months ended September 30, 2018 compared to net cash used in investing activities of $3 for the nine months ended September 30, 2017. The change was primarily due to larger property and equipment purchases during the first nine months of 2018 compared to the first nine months of 2017.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities totaled $38,757 and was primarily due to proceeds received from the issuance of Series A preferred stock of $25,000 and long-term debt of $12,000, partially offset by related issuance costs, and due to net proceeds received from common stock shares issued in the Offering pursuant to the Sales Agreement with Cowen of $2,158. Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $41,063 and was primarily due to proceeds received from the issuance of common stock shares in a private placement, partially offset by contractual payments on long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes in the nine months ended September 30, 2018 related to our contractual obligations as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018, except for the long-term debt arrangement entered into by the Company on March 16, 2018 described above.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which was amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach. While we continue to assess all of the effects of ASU 2018-11 adoption, including the election of allowable practical expedients, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating lease; and (2) providing significant new disclosures about our leasing activities.

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

In June 2018, the FASB issued ASU 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted this update on July 1, 2018 and the adoption had no material impact to our consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding: our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings; our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future; our beliefs about the enhanced features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the physician community; the potential of our technology to improve processes and outcomes; our beliefs about the attractiveness of the features and benefits of our products; our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner; the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business; our estimates of market sizes and anticipated uses of our products, including the market size of the vascular market and our ability to successfully penetrate such markets; our ability to expand our technology platform for use in other segments of the vascular intervention market, including neurointerventional and other more complex cardiac intervention; our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends; our ability to achieve profitability, and the potential need to raise additional funding; our ability to maintain an adequate sales network for our products; our ability to enhance our U.S. and international sales networks and product penetration; our ability to increase the use and promotion of our products by training and educating physicians; our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors; our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties; our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.; the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business; our ability to meet the financial reporting obligations under our loan agreements; our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs; potential liability resulting from litigation; our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.

The words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “potential,” “should,” “intend,” “continue,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and any supplemental risk factors included in our subsequent Exchange Act filings, including our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $29.6 million as of September 30, 2018. The cash and cash equivalents as of September 30, 2018 consist of cash in bank deposits and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily to invest in short term securities.

We pay interest on our outstanding debt at interest rates that fluctuate based upon changes in various base interest rates. The carrying value of our debt, which is all included in long-term liabilities, was $11.7 million at September 30, 2018. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 — “Long-Term Debt” to the unaudited condensed consolidated financial statements for additional information regarding our outstanding debt. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our consolidated financial statements. We have generated limited net revenue from operations to date and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018, and the Supplemental Risk Factors found in our Current Report on Form 8-K filed with the SEC on August 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2018, the Company issued an aggregate of 13,674 shares of common stock to three non-employees directors pursuant to the Company’s Director Compensation Policy in in lieu of the directors’ quarterly retainers and any quarterly meeting fees, in the aggregate amount of $16,000, at the election of the respective directors. The shares were issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Name of Document

10.1	Sales Agreement dated August 31, 2018 (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 31, 2018 (File No. 001-37406).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated November 7, 2018.*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated November 7, 2018.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 7, 2018. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 7, 2018. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATE: November 7, 2018

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President