Form 10-K
period 2018-12-31
Corindus Vascular Robotics, Inc.
filed 2019-03-18
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37406

CORINDUS VASCULAR ROBOTICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on NYSE American as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $75,526,354.

As of March 12, 2019, the registrant had outstanding 206,212,607 shares of common stock, $0.0001 par value, which is its only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K. Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be held on May 3, 2019, which is expected to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2018.

CORINDUS VASCULAR ROBOTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

CorPath® is a registered trademark of our Company and technIQTM is a trademark of our Company. This Annual Report may also contain trademarks and trade names of other companies.

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

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to expand our technology platform and achieve the advances necessary for tele-stenting and remote procedures, including in humans; our ability to expand our technology platform for use in other segments of the vascular intervention market, including neurointerventional and other more complex cardiac interventions; obtaining necessary regulatory approvals for the use on humans and marketing of our products in the United States and in other countries; the rate of adoption of our CorPath System and the rate of use of our cassettes; risks associated with market acceptance, including pricing and reimbursement; our ability to enforce our intellectual property rights; our need for additional funds to support our operations; our ability to manage expenses and cash flow; factors relating to engineering, regulatory, manufacturing, sales and customer service challenges; potential safety and regulatory issues that could slow or suspend our sales; and the effect of credit, financial and economic conditions on capital spending by our potential customers, competition from other similar businesses, market and general economic factors, and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including information regarding our general expectations and market position, market opportunity and market size, is based on information from various sources and on assumptions that we have made based on such information and other similar sources and on our knowledge of the markets for our products. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors and could differ materially from those expressed in the programs, assumptions and estimates made by third parties and by us.

ITEM 1.	BUSINESS.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to coronary and peripheral interventional procedures. During these procedures, the interventional physician sits at a radiation-shielded Interventional Cockpit to advance interventional devices with millimeter-by-millimeter precision. The Interventional Cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. We began commercial shipment of the CorPath GRX System in 2017. In February 2018, we received 510(k) clearance from the FDA for use of our CorPath GRX System in peripheral vascular interventions. CorPath GRX builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, and Rotate on Retract, the first automated movement for CorPath, for which we received 510(k) clearance from the FDA in March 2018, which has the potential to reduce wiring time by automating wire rotation during navigation. This precise positioning enables physicians to adjust guide catheter position during procedures and may expand the use of the CorPath System to more complex cases. While the CorPath GRX System has been cleared for use in and we are currently targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures. We are also working on a remote telerobotic interventional platform that we believe will be able to deliver highly specialized and timely care to underserved patient populations with geographic barriers to treatment. As of December 31, 2018, we have installed 52 CorPath GRX Systems. Additionally, as of December 31, 2018, we shipped 14 CorPath GRX Systems that were accepted by distributors. During 2018, the majority of our consumable revenues relate to the sale of CorPath GRX System cassettes and accessories.

Corporate History

Our Company was incorporated under the laws of the State of Nevada on May 4, 2011 under the name “Your Internet Defender Inc.” On August 12, 2014, we closed (the “Closing”) a reverse acquisition transaction in which we acquired Corindus, Inc. and Corindus Security Corporation as wholly owned subsidiaries. Immediately following the Closing, the business of Corindus, Inc. became our sole focus. We subsequently changed our name to Corindus Vascular Robotics, Inc. Effective June 28, 2016, our Company changed its state of incorporation from the State of Nevada to the State of Delaware and increased our authorized capital stock to 260,000,000 shares (250,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share). We subsequently amended our certificate of incorporation, effective May 31, 2018, to increase our authorized capital stock to 360,000,000 shares (350,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share).

On May 28, 2015, we completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for proceeds of $44,392,000 net of underwriting discounts, commissions and other offering costs. In connection with the public offering, our common stock was approved for listing on NYSE American, where it commenced trading on May 29, 2015 under the symbol “CVRS.” Our Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS.”

History and Development of Vascular Interventions

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

PCI is the single highest-volume vascular intervention, with more than 3.7 million procedures performed on a global basis annually according to J.P. Morgan’s 2017 Interventional Cardiology Market Model. PCI can be used to relieve or reduce angina, prevent heart attacks and alleviate congestive heart failure and allows some patients to avoid open heart surgery, which often involves an extensive procedure and a long rehabilitation period.

The first PCI procedure, then known as percutaneous transluminal coronary angioplasty, was performed in Zurich in September 1977 by Andreas Gruentzig, a Swiss radiologist. The early procedures had limited success due to risks associated with the use of large guide catheters that could easily rupture the vessel, no availability of guidewires and large balloon catheters with low burst pressure points. From 1977 to 1986, guide catheters, guidewires and balloon catheter technology were improved with slimmer profiles and increased tolerance to higher inflation pressure. Stents, first introduced in 1986, are now used in most coronary interventions. The utility of stents has substantially increased procedural safety and success, thus significantly reducing the need for emergency coronary artery bypass surgery.

Since the introduction of PCI, the number of peripheral vascular interventions has also increased significantly. Today, over two million peripheral vascular interventions are performed annually across the globe to treat peripheral arterial disease (PAD). PAD is defined as a narrowing of the peripheral arteries serving the legs, stomach, arms and head with the most common disease occurring in the leg arteries. Interventional physicians employ similar techniques and devices to those used in the coronary interventions to restore blood flow for these patients.

More recently, the introduction of neurovascular interventions has played a transformative role in stroke treatment. Mechanical thrombectomy is a minimally invasive interventional technique for removing blood clots from the brain following an acute ischemic stroke (AIS). AIS is a common medical condition associated with significant morbidity and mortality worldwide. It is caused by a focal interruption of cerebral blood flow, most commonly due to occlusion of a major cerebral artery by local thrombosis or embolus with the resulting ischemia leading to tissue damage. Typical methods of mechanical thrombectomy include the use of aspiration catheters and stent retrievers, however neurovascular interventions are still in the early stages, with the first aspiration catheters and stent retrievers receiving FDA clearance in 2008 and 2012, respectively. There remains today a significant opportunity to increase the number of treated patients that meet the eligibility criteria for intervention. Geographic barriers and a very limited number of skilled specialists are key drivers limiting access to care in the current landscape. In addition, the credentialing requirements to become a Comprehensive Stroke Center that can perform these interventions are rigorous and costly.

Occupational Hazards of Interventional Fluoroscopy

While there has been significant innovation in the devices and diagnostic tools used in interventional procedures, the way the manual procedures are generally performed by physicians has remained virtually unchanged since the first coronary angioplasty procedure by Dr. Gruentzig over 40 years ago. In order to perform the procedure, a physician stands by the patient who is lying on a table. The physician wears cumbersome and heavy protective apparel containing lead to block exposure to the ionizing radiation of x-rays used in the procedure and thereby combat its adverse effects. Already under bodily strain, the physician must deliver constant x-ray exposures to view the different vessels, which provides visual guidance for manual manipulation of interventional devices inside the patient’s heart. In addition to these physical demands, the current manual methods of performing interventional procedures make it difficult for physicians to visualize and estimate the length of the blocked lesion that requires the treatment, often leading to improper device selection and poor placement accuracy.

Interventional cardiologists who perform vascular interventional procedures face life-threatening risks from excessive radiation exposure, may suffer significant occupational hazards and must overcome procedural challenges when performing traditional coronary interventions. The chronic ionizing x-ray radiation exposure to the physician’s eyes associated with traditional procedures can cause posterior lens opacities, early cataracts and cancer malignancies. Orthopedic injuries from standing for long periods of time while wearing heavy radiation protection are also common, as are chronic pain complaints and missed physician workdays. In light of these risks, several professional societies and governmental agencies worldwide have called for reductions in radiation to improve catheterization laboratory safety.

Research shows that interventionalists experience among the highest levels of radiation exposure of any medical professional, which leads to increased risk for cancer and cataract formation in addition to increased levels of orthopedic strain from the use of heavy protective garments required to block such exposure. In a study of 36 physicians (of which 28 were interventional cardiologists) with brain tumors potentially linked to radiation exposure over their careers, 86% had left-sided tumors, indicating a correlation with the physician’s position at the cath lab table. Additionally, in a survey of interventional cardiologists conducted by the Society for Cardiovascular Angiography and Interventions, 49.4% reported at least one orthopedic injury, 6.9% were required to limit their caseload due to radiation exposure, and 9.3% experienced health-related periods of absence. Many hospitals will not allow female interventionalists to practice during pregnancy, while others require them to wear lead protective gear with twice the typical thickness to protect from radiation exposure.

We believe that the future of interventional procedures, will involve the physician sitting inside the lab within a radiation-shielded Interventional Cockpit, and will be greatly improved through the use of advanced robotic tools that provide (i) enhanced safety for the lab staff relative to radiation exposure, (ii) improved patient procedures through advanced precision, dexterity and visualization for the physician and (iii) an economically compelling solution for the hospital. We are pioneering the use of precision vascular robotics to achieve these goals and to improve the way that minimally invasive vascular interventions are performed.

Our Precision Robotics Systems

We design, manufacture and sell our CorPath System for use in interventional vascular procedures to bring the precision and accuracy of the only FDA-cleared robotic platform to facilitate treatment for percutaneous coronary and vascular procedures by allowing a physician to measure, manipulate and advance devices with robotic precision. Additionally, our CorPath System allows the physician to perform procedures with a control console located within an Interventional Cockpit. We also believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions. We are especially focused on expanding the use of CorPath GRX for neurointerventional procedures, as the potential for remote treatment to impact access to care for stroke patients is significant.

The CorPath GRX System enables the precise, robotic-assisted control of guide catheters, guidewires and balloon/stent devices from the safety of a radiation-shielded Interventional Cockpit. The CorPath GRX System consists of two components: a Bedside Unit and an Interventional Cockpit. The radiation-shielded Interventional Cockpit features a simple-to-use Control Console to precisely control the movement of guide catheters, guidewires, and balloon/stent catheters. Using joysticks and touch-screen controls, the physician is able to measure lengths of portions of anatomy to help in selecting the appropriate stent. At the Bedside Unit, the CorPath GRX System’s Robotic Drive and sterile, single-use cassette (“CorPath Cassette”) translate the physician’s commands into precise movements and manipulations of the guide catheters, guidewires, and balloon/stent catheters. The CorPath Cassette provides a single-use sterile interface with standard catheters, guidewires and devices. The CorPath GRX System empowers physicians with precise sub-millimeter measurement and 1mm advancement accuracy. By optimizing stent selection and positioning, the CorPath GRX System enables the deliberate advancement of devices, provides the ability to hold the guidewire and balloon/stent in place during device deployment and helps to ensure that there are no unintended wire/device movements during the procedure.

The CorPath GRX System allows the interventionalist to perform the procedure while seated in an ergonomic and comfortable position in a radiation-shielded Interventional Cockpit positioned as close as a few feet away from the patient. Our radiation-shielded Interventional Cockpit provides a reduction in radiation exposure for the primary operator as compared to levels found at the traditional table position for manual procedures. The Interventional Cockpit allows the physician to control the procedure while seated outside of the radiation field without the need for heavy protective wear. The Percutaneous Robotically-Enhanced Coronary Intervention Study (the “PRECISE Study”) published in the Journal of the American College of Cardiology (the “JACC”), which we sponsored using the CorPath 200 System, demonstrated a 95.2% reduction in radiation exposure to the primary operator. The CorPath GRX System also provides physicians with enhanced visualization of the procedure through a high-resolution widescreen monitor positioned at eye level in the Interventional Cockpit. These improvements have the potential to reduce physician fatigue and could potentially extend a physician’s medical career. A photo of our CorPath GRX System appears below.

The CorPath GRX System

Overview of Industry and Market

Vascular Market

We developed vascular robotic technology to provide physicians with protection from the occupational hazards of the cath lab and to provide them with robotic precision while executing vascular procedures. Our initial indication for use of the CorPath System is for percutaneous coronary and peripheral vascular procedures. We believe our technology can be applied to various vascular clinical applications and markets, including neurovascular procedures, and we have plans to pursue the neurovascular market in the near future.

Coronary Market (PCI)

Our current target markets include all cath labs in the United States as well as several other countries including Japan, India, Australia, New Zealand, and certain countries located in the Middle East, Southeast Asia, and Europe. According to the J.P. Morgan 2017 Interventional Cardiology Market report, there are over 3.7 million PCI procedures performed worldwide each year and approximately one million procedures performed each year in the United States. The portion of the U.S. cath lab rooms qualifying as customers likely to purchase our product is difficult to ascertain because potential customers are determined by our sales team on a case-by-case basis and is somewhat subjective based on the priorities of each individual facility.

Peripheral Vascular Market

According to Millennium Research Group’s 2018 report on the U.S. Markets for Peripheral Devices, approximately 1.5 million peripheral vascular procedures are performed annually in the United States. While some peripheral procedures are conducted in cath labs that also conduct PCI procedures, non-PCI peripheral vascular labs worldwide represent incremental CorPath System placement opportunities beyond PCI.

Neurointerventional Market

Millennium Research Group’s 2018 report on U.S. Markets for Stroke Devices estimates that 90,000 stroke procedures are performed each year in the United States, which is roughly split between acute ischemic and hemorrhagic stroke treatment, and which accounts for approximately 50% of the worldwide procedure volume.

Our Business Model

Our business model involves the launching of robotic-assisted interventional programs which include the sale of a durable robotic system and a repeat consumable. After the program launch and the sale and installation of the CorPath System in a hospital cath lab, we provide customer support through training and sales of our CorPath Cassette, which provides a sterile interface with standard guide catheters, guidewires and devices. The CorPath Cassette is consumed and replaced for each new patient procedure. The use of the CorPath Cassettes represents opportunity for recurring revenue for each procedure using the CorPath System. We also sell service contracts providing various levels of ongoing service. Over time, we expect to have follow-on sales related to the CorPath System to offer and install robotic system upgrades with more features and new applications.

Our current product line is marketed and sold in the United States by our direct sales team that calls on interventional physicians, catheterization lab departments and executive administrators in hospitals across the United States to launch robotic-assisted interventional programs and support sales of our CorPath System and our CorPath Cassette. We employ two different types of sales representatives in the field. Our Regional Sales Managers (“RSMs”) operate as full line sales professionals responsible for selling CorPath Systems, Cassettes and all other associated disposable accessories. Our Clinical Specialists (“Clinicals”) focus on clinical education and training of physicians and their staff and selling CorPath Cassettes as well as associated disposable accessories.

The RSMs are responsible for identifying potential customers performing PCI and PVI procedures in the United States that desire to launch a robotic-assisted interventional program and purchase a CorPath System. The RSMs may sell the CorPath System as a capital sale or through third-party financed leasing or rental programs. The RSMs are also responsible for selling service contracts for the CorPath System. The RSMs are supported by our marketing department, which provides them with leads and sales opportunities garnered through direct marketing activities at interventional conferences, online webinars, regional seminars and digital marketing. Our marketing department also provides RSMs with the sales tools and marketing resources to help convey the value proposition of the CorPath System.

Our Clinicals focus their efforts on selling our CorPath Cassettes and other associated disposable accessories designed to maintain a sterile environment when using our products in a cath lab. They are responsible for increasing their account sales through new orders and repeat consumable sales within their specific accounts. The Clinicals build important relationships throughout the CorPath System installed base accounts, including with the interventionalists, the cath lab technologists, nurses, cath lab directors, schedulers, purchasers and administrators. The Clinicals are responsible for ongoing training and development of the CorPath System installed base accounts to build successful CorPath robotic programs and expand system usage across physicians. The Clinicals are also responsible for ensuring purchase orders are obtained and that appropriate inventory levels are maintained on site.

Supporting Utilization of the CorPath System

Following the launch of the robotic-assisted interventional program and the initial sale of a CorPath System to a hospital, we provide enhanced training to the primary physicians and cath lab staff responsible for launching the program and then work to secure an increase in the number of cases performed over time. Subsequently, we expand training to the next group of physicians who use the system. We consistently focus our efforts to make sure that the system is well integrated into the customer’s everyday workflow within the cath lab. Dedicated sales and marketing efforts support awareness and use of the CorPath System. Utilization support comes both from encouraging the use of the system within customer accounts and by providing materials to educate general practitioners and patients on the availability of the CorPath System at the customer site and in their geographical area.

The CorPath System uses a proprietary single-use sterile cassette, which is the source of recurring revenue as use of the CorPath System continues and increases. After a CorPath System is installed and initial training is complete, we provide ongoing support in order to increase customers’ familiarity with system features and benefits with the goal of increasing usage of the CorPath System.

Service Revenue

One year of customer support and warranty is included with the sale of each CorPath System. Thereafter, we sell service contracts under which we continue to provide support after the one-year period. We also sell software upgrades that are either stand-alone or included in our service plans which give a customer the right to an upgrade when and if available as they are released. We anticipate that service beyond the basic warranty will become an increasingly important additional source of revenue.

Our Growth Strategy

Our goal is to ensure that the robotic-assisted interventional program and the use of the CorPath System becomes the standard of care for interventional procedures by providing unsurpassed protection for cath lab staff and being the leading precision robotic technology for patient procedures. We have identified key characteristics and criteria for customers that are imperative to implement a successful vascular robotics program. We are meaningfully narrowing our target customers focus with the intent to be deeply integrated within our customer partnerships. We are working with selected customers globally to establish CorPath System centers of excellence. These centers allow us to bring prospective customers to visit a hospital and cath lab that has previously installed a CorPath System. The robotic course visit allows prospective customers the opportunity to see the system installed and in use. It also provides the opportunity to discuss the benefits of the system with the hospital staff, including interventionalists, technologists and administrators, and view the work flow of the system in a real-life clinical setting. We have successfully conducted such courses at several sites and we are continuing to establish these centers of excellence and collaborative relationships with key institutions.

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

A second prong of our growth strategy is to expand into new clinical segments. In addition to our objective to make the CorPath System the premier standard for PCI and PVI procedures, we are actively pursuing an indication for neurovascular interventions for our vascular robotic-assisted technology. Further expansion into neuro-interventional procedures to treat stroke, brain aneurysms and other diseases of the head and neck could allow us to leverage precision robotic-assisted tools into these highly precise procedures which have high reimbursement rates. In addition, our development of remote technology has the potential to be a disruptive addition to the neurovascular market by increasing access to stroke treatment and reducing time to treatment. In 2018, we announced the appointment of Aquilla “Quill” Turk, D.O., Neuroradiologist at Greenville Health System in Greenville, South Carolina, as our Chief Medical Officer for Neuroendovascular. Dr. Turk is responsible for spearheading our clinical initiatives and working to expand robotic treatment into neurovascular procedures, specifically acute ischemic stroke. Additionally, we have established a steering committee of experts to support clinical and developmental initiatives and have successfully completed pre-clinical animal studies to evaluate feasibility of a stroke-capable robot.

Any of these potential applications would require additional clinical trials and various levels of research, engineering, software development, product development, system modifications and regulatory approvals before we commercialize our products for such uses.

An integral part of our growth strategy is to expand commercialization beyond the U.S. marketplace. We intend to expand into and penetrate these new geographical international markets over time by leveraging our product development, clinical research and regulatory approvals gained in the United States. Our initial international target markets include Japan, India, Australia, New Zealand, and certain countries located in the Middle East, Southeast Asia, and Europe. We have a CE Mark for the CorPath System which permits us to commercially distribute these systems throughout the European Union. In February 2017, we announced the signing of a strategic distribution agreement with Japan Medicalnext Co., Ltd., a wholly-owned entity of MC Healthcare, Inc., (subsidiary of Mitsubishi Corporation) and prominent supplier of medical devices in Japan. Pursuant to the agreement, Japan Medicalnext became the exclusive distributor of our products in Japan. Japan is the third largest market for PCI, with an approximate annual volume of 260,000 procedures. In June 2018, we secured Pharmaceutical and Medical Device Agency (“PMDA”) approval to market the CorPath GRX System in Japan. We are working with our distributor towards reimbursement for robotic-assisted PCI as the final step in preparing for the commercial launch of CorPath GRX in Japan, which we expect to occur in the first half of 2019.

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

First in Man Trial

In April 2011, the First in Man Trial for the CorPath Robotic-assisted PCI System was published in the Journal of the American College of Cardiologists. This clinical trial enrolled eight patients with coronary artery disease who required a PCI procedure at the Corbic Research Institute in Envigado, Colombia. All patients were treated for a single de novo coronary lesion up to 25 mm in length located in a vessel 2.5-4.0 mm in diameter. The procedure was successfully completed in all eight patients utilizing the CorPath System to advance coronary guidewires and perform the intervention, and there were no reported device or procedure-related complications or major adverse events. Operator radiation exposure was 97% lower with the use of the CorPath System in comparison with levels found at the standard table position.

CorPath PRECISE Study

We sponsored the PRECISE Study in 2012, which aimed to evaluate the safety and effectiveness of the clinical and technical performance of the CorPath System in the delivery and manipulation of coronary guidewires and balloon/stent devices for use in PCI procedures. We sponsored the PRECISE Study under Investigational Device Exemption (“IDE”) approval from the FDA. The PRECISE Study was a prospective, single-arm, multi-center, non-randomized trial of the CorPath System. We enrolled 164 patients who were evaluated at nine clinical sites (eight in the U.S.). The PRECISE Study was conducted under Principal Investigators Dr. Giora Weisz, MD Associate Professor of Medicine at Columbia University Medical Center and Chairman of Cardiology, Shaare Zedek Medical Center, Jerusalem, Israel, and Dr. Joseph Carrozza, Chief of Cardiovascular Medicine at St. Elizabeth’s Medical Center in Boston. Physicians participating in the trial did not receive any direct financial compensation. Results of the PRECISE Study were published in the April 2013 issue of the Journal of the American College of Cardiology and reported a successful PCI completion with use of the CorPath System in 162 of the 164 cases. In each of the two cases in which the PCI procedure was not completed, the interventionalist left the CorPath cockpit to complete the procedure manually, resulting in an incomplete use of the CorPath System. The average radiation exposure to the cardiovascular interventionalist decreased by 95.2% in comparison with levels measured at the location where manual procedures are normally conducted during standard interventions. The overall rate of clinical procedure success was 97.6%, with 100% of patients achieving post-procedure stenosis of less than 30% (as evaluated by a Core Laboratory), and 97.6% of patients had an absence of Major Adverse Cardiac Events (“MACE”). The four MACE events that did arise in the PRECISE Study were cardiac enzyme elevations without symptoms. There were no device-related complications.

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

CorPath PRECISION GRX Registry

In 2017, we launched the PRECISION GRX registry, a multicenter post-market registry for the evaluation of the CorPath GRX System’s effectiveness in PCI procedures. PRECISION GRX aims to collect data on real-world use of the CorPath GRX System. With the addition of Active Guide Management we build on the data and experience gained from PRECISION with a focus on how adding guide catheter control impacts the overall outcome measures. There are currently 14 sites participating in the PRECISION GRX Registry, which is conducted under the leadership of Dr. Ehtisham Mahmud. Each site obtained approval to participate in the PRECISION GRX Registry from its hospital Institutional Review Board as part of the site’s regular clinical research approval process and other industry-standard protections are in place for patients enrolled in the post-market study. Data for the registry is being collected and monitored through industry-standard clinical research procedures.

Robotically-Assisted Peripheral Intervention for Peripheral Arterial Disease Study (RAPID)

The Robotically-Assisted Peripheral Intervention for peripheral arterial Disease (RAPID) Study to evaluate the safety and performance of the CorPath 200 System for use in percutaneous vascular interventions was completed in 2015. The RAPID trial was a single-arm, single center study conducted at the Medical University of Graz in Graz, Austria. The RAPID trial was led by Prof. Dr. Marianne Brodmann, MD, a leading researcher within the University’s Division of Angiology, in combination with Prof. Dr. Hannes Deutschmann, of the Medical University of Graz Department of Radiology, and study chairman, Dr. Ehtisham Mahmud, director, Sulpizio Cardiovascular Center-Medicine, UC San Diego. The trial was a prospective, single-arm, single-center study that enrolled 20 subjects to assess the safety and effectiveness of the CorPath System in recanalizing lower extremity arterial blockages during peripheral angioplasty procedures. Results of the RAPID Study were presented in a major cardiology conference. The PAD presentation (Rutherford Classification) was primarily severe (60%) or moderate (30%) claudication. A total of 29 lesions located in the superficial femoral (89.7%) or popliteal (10.3%) arteries were treated. Device technical success and clinical procedural success was 100%. Three minor procedure-related adverse events, all access site hematomas, were reported. There were no device-related complications. In 2016, the RAPID trial was published in JACC. The data was used to support FDA 510(k) clearance for the CorPath 200, therefore all devices used had to be FDA approved. This requirement limited robotic-assisted PVI to rapid exchange PTA balloons. In a subsequent study, RAPID II, femoropopliteal lesions were treated with robotic-assisted drug-coated balloons, allowing for a completely robotic-assisted PCI procedure. The results of this study are expected to be released later in 2019.

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

CorPath GRX with Remote Proof of Principle (POP): First in Human

The purpose of the CorPath GRX Remote POP: First In Human Study was to evaluate the safety and performance of CorPath GRX Proof of Principle (POP) System, in the Remote (location outside hospital) delivery and manipulation of coronary guidewires and stent/balloon catheters, and manipulation of guide catheters during PCI procedures. It was completed in December 2018. This study was led by Dr. Tejas Patel, an internationally acclaimed physician who is the Chairman and Chief Interventional Cardiologist of the Apex Heart Institute in Ahmedabad, Gujarat, India. The prospective, single-arm, single center, non-randomized feasibility study enrolled five patients. All patients were located at the Apex Heart Institute in Ahmedabad, Gujarat and underwent an elective PCI procedure from a distance of roughly 20 miles (32 kilometers) away. The study represents the world’s first PCI procedure conducted from a remote location outside of the catherization lab.

Our Current Product Line

Our first product, the CorPath 200 System, brought the precision and accuracy of robotic technology to PCI procedures performed in an interventional cath lab. The CorPath 200 System is intended for use in the remote delivery and manipulation of coronary guidewires and rapid exchange balloon/stent catheters during PCI procedures and in the remote delivery and manipulation of guidewires and rapid exchange catheters during peripheral percutaneous vascular interventional procedures. The second generation CorPath GRX System is intended for use in the remote delivery and manipulation of guidewires and rapid exchange catheters, and remote manipulation of guide catheters during percutaneous coronary and vascular procedures. There is no contraindication for the use of either product.

The CorPath System enables the precise, robotic-assisted control of guidewires, guide catheters and balloon/stent devices from the safety of a radiation-shielded, ergonomic Interventional Cockpit. The CorPath System consists of two components: a Bedside Unit and an Interventional Cockpit. The radiation-shielded Interventional Cockpit features a simple-to-use control console to precisely control the movement of guide catheters, guidewires and balloon/stent catheters. The Bedside Unit translates the physician’s commands into precise movements and manipulations of the stents and catheters contained in a single-use cassette.

The CorPath Cassette provides a sterile interface with standard guidewires, balloon/stent catheters, and guide catheter devices and is replaced for each new patient procedure.

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

In March 2018, we received 510(k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform. The software, named “Rotate on Retract” (RoR), is the first automated move in the technIQ™ Series. RoR allows the operator to quickly navigate to a targeted lesion by automatically rotating the guidewire upon joystick retraction. Over the next few years, we intend to focus on developing additional automated robotic movements to expand the technIQTM Series. The automated moves will be focused on improving procedures and potentially patient outcomes by reducing time to navigate anatomy, cross lesions, and deliver therapy.

While we are initially targeting PCI and PVI procedures, we believe our open platform technology has the capability to be developed in the future to address all segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions. We are in the process of seeking clearance to market a new indication for using the CorPath GRX System in neurovascular procedures with the CorPath GRX System and expect to receive 510(k) clearance from the FDA in the first half of 2019.

Products in Development

Our product is tailored to maximize penetration and adoption of our CorPath System technology while providing the best clinical outcomes to our customers and their patients. Our vision for the future is to provide physicians with a complete tool box to robotically perform any interventional procedure desired. We are seeking to expand our penetration within PCI and PVI to more complex cases while also expanding the system’s capabilities to be able to address neurovascular procedures. As we see robotics as the center of the lab, we will continue to integrate other technologies into our robotic system to enable a complete solution for physicians. In order to accomplish this goal, we may investigate proprietary devices, imaging integration and electronic medical record integration while continuing to optimize the workflow in the lab and the remote robotics program we have initiated.

As part of the continued development of our robotic platform, we are actively working on the technology to perform interventional procedures remotely through a network connection. In 2018, we completed feasibility work and successfully performed the first-in-human telerobotic procedures from a distance of approximately 20 miles away. In 2019, we plan to further develop this technology in order to work towards commercialization of a remote vascular interventions capabilities.

Installed CorPath Systems and Backlog

As of December 31, 2018, there were 48 CorPath GRX Systems installed in hospitals across the United States and four installed at international locations. Physicians and their teams in these locations have received training and procedures are currently being performed. Currently these sites have between one to three primary physicians using the CorPath System. RSMs and Clinicals visit installed sites regularly to support current users and also to expand usage to new targeted users. As of December 31, 2018, we did not have any orders for additional CorPath GRX Systems which we had not yet shipped or been installed.

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

As of January 31, 2019, we currently have more than 80 granted patents with more than 70 pending patent applications. Of these, we have over 35 issued U.S. patents with more than 35 pending U.S. patent applications and more than 50 granted foreign patents and more than 35 pending foreign applications. The granted foreign patents are in France, Germany, Japan, China, Ireland, Italy, Israel, the Netherlands and the United Kingdom. The pending international applications are in China, Europe (through applications filed in the European Patent Office), India and Japan. Additionally, there are Patent Cooperation Treaty applications pending. Our granted patents begin expiring in 2019 and continue to expire through 2035.

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

Sales and Marketing

We market, sell and support our products in the United States through our direct sales force of RSMs with support from our Clinicals who provide training and clinical support to our customers (collectively, our “Sales Team”). Our direct sales force is the primary distribution channel for CorPath System sales. Our Sales Team and headquarters-based marketing team work together to identify leads, evaluate clinical interest, navigate capital procurement processes and establish robotic-assisted interventional programs, both in the United States and Internationally. Our sales and marketing program includes two important steps: selling CorPath Systems to the customer and then leveraging our installed base of systems to support recurring sales of cassettes and service.

Sales targeting is based on segmentation to identify customers who are likely to purchase and utilize the CorPath System and customers who are likely to be influencers in their region which will help fuel further growth. All hospitals with cath lab rooms that perform PCI and PVI procedures are potential customers for a CorPath System. The portion of the hospitals with cath lab rooms in the United States that will qualify as customers likely to purchase a CorPath System is difficult to ascertain because potential customers are determined by our sales team on a case-by-case basis and is somewhat subjective based on the priorities of each individual physician and hospital facility. We believe customers that are likely to purchase our product meet a critical criteria profile including (i) an awareness of the dangers faced by interventional physicians due to radiation and ergonomic issues in the cath lab, (ii) a practice volume large enough to economically support the CorPath System, (iii) hospital financial health that allows for the capital or operational expenditure for a CorPath System and (iv) regional competitiveness that demands the implementation of new technology.

Our sales effort begins with the interest of an influential physician; and, therefore, our marketing efforts are primarily directed toward interventional physicians. Our primary marketing objective is to raise awareness about the CorPath System and its features, benefits, and clinical utility among our target customers.

Marketing awareness activities target two strategies:

1)	General awareness – build knowledge and understand the value that the CorPath System brings to the clinical community, focused initially on awareness from interventional physicians; and
2)	Targeted awareness – using data analysis to identify a target segment of customers (hospitals and physicians) for additional marketing and sales focus.

We also market and sell our products through certain distributor and partnership relationships. We entered into a distributor relationship with Alliant Enterprises, LLC who assists us in working with U.S. Government owned and operated hospitals. In February 2017, we announced the signing of a strategic distribution agreement with Japan Medicalnext Co., Ltd., a wholly-owned entity of MC Healthcare, Inc., a subsidiary of Mitsubishi Corporation and prominent supplier of medical devices in Japan. Pursuant to the agreement, Japan Medicalnext became the exclusive distributor of our products in Japan. We may continue to sell products through our former exclusive worldwide distributor, Philips Medical Systems Nederland B.V., although our distribution agreement entered into in 2010 has expired. We have additional agreements in place with distribution and/or agent partners globally including in India, Australia, New Zealand, and certain countries located in the Middle East, Southeast Asia, and Europe.

Clinical Benefits for Patients

Although approximately one million PCI procedures are performed annually in the United States, interventionalists continue to face challenges of poorly selected or misplaced stents. Currently, PCI procedures are performed by interventionalists who approximate lesion length using techniques of subjective visual estimation and tactile feel to position the stent. Published data from the Impact of Stent Deployment Procedural Factors on Long-Term Effectiveness and Safety of Sirolimus-Eluting Stents (“STLLR”) trial in 2008, a study designed to specifically examine PCI stent placement accuracy, showed that nearly 50% of coronary stent placements are not accurately positioned within the lesion using this technique. The clinical impact of longitudinal geographic miss includes complications such as re-occlusion that compels repeat intervention. The CorPath System presents a new option to interventionalists with the potential to optimize clinical outcomes by providing enhanced visualization, precise anatomical measurement and improved control for optimal stent positioning. Using the CorPath System, physicians can (i) consistently measure the anatomy with sub-millimeter accuracy, helping them to choose the correct stent for each patient, (ii) move the guidewire straight into the vessel at the proper angle, potentially leading to a shortened procedure for the patient, (iii) view an enhanced, close-up view of the patient’s vessels and arteries for the entire procedure and (iv) hold the guidewire and balloon/stent in place during device deployment, helping to ensure no unintended wire/device movements during the procedure which could adversely affect the patient.

In addition, robotics can enable increased adoption of transradial access by eliminating the awkward working conditions and increased radiation exposure experienced by the physician. Data has shown that transradial access has significant benefits for patients such as reduced incidence of procedural complications including major bleeding and vascular complications, reduced hospitalization, and an improved patient experience. Specifically, left transradial access has additional benefits for certain patients including those who have previously undergone coronary artery bypass grafting (CABG) surgery and those who are right-hand dominant. Studies have demonstrated that combining robotics with transradial access can also increase the precision of stent positioning which may improve patient outcomes.

Physician Benefits

The cath lab is a hazardous work environment where interventional physicians are exposed to radiation on a daily basis. Physicians face two significant risks in the cath lab: damaging radiation exposure despite the use of heavy lead protective aprons and orthopedic strain due to wearing such protective garments while working in ergonomically compromising positions. The International Agency for Research on Cancer (part of the World Health Organization) and the U.S. Environmental Protection Agency independently recognize that ionizing radiation, such as x–rays, can cause cancer and have classified such radiation as a “known carcinogen.” In peripheral vascular interventions, the procedures are oftentimes longer than PCI and can result in significant radiation dose to physicians who perform these procedures. The primary method recommended to partially protect oneself from radiation exposure in the cath lab environment entails wearing more than 20 pounds of lead while leaning over a patient’s table, which leads to interventionalist disc disease of the spine as well as knee, hip and neck injuries. Our CorPath System can limit these risks as evidenced by the results from our PRECISE Study, which demonstrated a 95.2% reduction in exposure to radiation obviating the need to wear lead during the procedure.

Hospital Benefits

Hospitals face increasing pressure to maintain or grow cath lab procedure volumes. By offering a differentiated service, such as robotic-assisted intervention, we can help a facility grow its business. As demonstrated with robotic surgery, hospitals that adopt and promote the technology can benefit in the form of additional patients and procedures.

Target Customers

The Interventional Physician

The physician is a key decision maker in the evaluation and adoption of new technologies in the interventional cath lab. There are approximately 3,300 active interventional cardiologists in the United States, according to a 2015 table published by the Association of American Medical Colleges, who are estimated to perform in the aggregate approximately 1 million PCI procedures per year. Interventionalists tend to incorporate technology into their practice and are very focused on products that improve patient care and clinical outcomes. Additionally, interventionalists experience unique occupational risk from their work environment, with the largest exposure to radiation of any medical professionals. To offset this risk, interventionalists wear heavy lead protection exposing them to a higher risk of orthopedic injuries and resulting pain.

The CorPath System allows physicians to measure anatomy with sub-millimeter accuracy and manipulate the interventional device in 1mm increments and with discrete rotational movements. The capability to accurately control and deliver treatment, using a guide catheter, guidewire and stent of their choice, allows physicians to optimize their procedures and potentially provide better clinical outcomes for their patients. Specifically, the robotic precision can potentially minimize longitudinal geographic miss which has been demonstrated in the STLLR trial to correlate to a 2.3 times greater chance of needing to revascularize the target vessel in the first post-procedure year.

In addition, because physician safety is a growing concern (e.g., studies have shown an increased presence of left-sided brain tumors due to occupational radiation exposure), the ability of the CorPath System to reduce the level of occupational radiation will continue to be a key marketing message. The safety aspect of the device may be a key selling feature as more physicians become employed by healthcare groups, which will need to address these concerns to avoid potential workers’ compensation claims and to reduce insurance costs. Thus, messaging to physicians will focus on the ability of robotic-assisted intervention to improve procedures that can potentially lead to better clinical outcomes and the protection of physicians from radiation and orthopedic issues.

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

Customers purchasing our elective Service Plan have access to our valuable CorPath Hospital Marketing Program. This broad-based program is a tool kit designed to assist our customer hospitals in launching their own CorPath Vascular Robotic Program using the CorPath System as a tool to market the hospital’s quality and commitment to patient care and innovation. The tool kit contains both the programmatic and content elements designed to (i) plan, initiate, and execute public relations and outreach campaigns, (ii) influence and change referral patterns to improve market share in the hospital’s catchment area, (iii) promote the benefits of our innovative robotic technology to hospital personnel and patients, and (iv) develop substantial community awareness of the technology and the physicians employing it.

Significant Customers

One customer, Japan Medicalnext Co., Ltd., accounted for approximately 20% of revenues in both 2018 and 2017. Additionally, one other customer, Alliant Enterprises, LLC, accounted for approximately 14% of revenues in 2018.

Competition

We currently do not face any direct competition for robotic-assisted PCI as the CorPath System is the only FDA-cleared device for this indication. Robocath, a medical device company based in France, is developing a robotic system for use in PCI procedures but it is currently not approved/cleared by FDA or available for sale in the United States. We have some indirect competition in regard to other interventional procedures. There are three companies that make vascular robotic systems for electrophysiology procedures; Hansen Medical, Catheter Precision and Stereotaxis. Hansen Medical, which was acquired by Auris Surgical Robotics in 2016, also has a system used for peripheral vascular procedures. Although Auris Surgical Robotics is not currently marketing or selling this system, they may become a direct competitor for those procedures. Our primary focus today is on converting customers from the traditional manual procedure to the CorPath robotic procedure.

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

Timing of procedures and changes in the interventional procedure market could directly affect the timing of the purchase of our products by hospitals. It is likely that adoption of our products will be more challenging in the third quarter of each year when new interventional fellows join the staff at several of our hospital customer sites. As they are untrained with respect to cath lab skills and patients’ cases, they may be devoted to their manual training techniques rather than use of the CorPath System. In the longer term, this risk should be mediated by the limited number of fellows programs relative to hospitals performing interventional procedures.

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

Manufacturing of Our Products

The CorPath System and CorPath Cassettes are manufactured in accordance with the FDA’s Current Good Manufacturing Practices (“CGMPs”) for medical devices as well as applicable global regulatory requirements. Our product was initially cleared by the FDA in 2012 for commercial sale using the 510(k) process while our second generation CorPath GRX was cleared in 2016 (with significant modifications cleared in 2018). Our Waltham, Massachusetts facility is registered with the FDA as the place of manufacture for both of these systems and is subject to periodic inspections by FDA to ensure ongoing compliance with manufacturing, quality system, and other regulatory requirements applicable to the systems and cassettes.

With the exception of our Interventional Cockpit, which is manufactured by an outside source, all of our manufacturing is categorized as light assembly and is performed by trained personnel in our facility. The single-use cassette is manufactured in an International Organization for Standardization (“ISO”) Class 8 clean room. This room is monitored, controlled, and operated according to ISO Class 8 and associated FDA guidelines. Finished products are stored in our facility and shipped directly to the customer. No special environmental controls are required for the storage of our product.

Quality Control for Our Products

A quality assurance team establishes procedures for process control and product testing at various stages of the manufacturing process to ensure we meet product specifications and that our finished products are manufactured in compliance with applicable regulatory requirements such as FDA CGMPs and Quality System Regulations (“QSR”). We inspect incoming components and finished goods per established procedures. Prior to shipment of the product to customers, the quality assurance team reviews our manufacturing record, to ensure it meets established process control requirements and product specifications.

Our quality procedures are designed to meet current FDA regulations, ISO 13485 for compliance with CE Mark requirements and applicable global regulatory requirements. Our production requirements are established to meet product specifications and ensure safety of the patients and performance expected by the end users through product verification and validation. Our quality system is routinely audited by an internal auditor team and annually assessed by BSI Group for Quality Management System (“QMS”) and CE certification. BSI Group is an independent entity, which assesses the compliance of the QMS to ISO 13485 and CE Mark requirements and, upon establishing compliance, provides CE certification (the “Notified Body”).

Government Regulations

U.S. Medical Device Regulation

Our products and operations in the United States are subject to extensive and rigorous regulation by the FDA. The FDA regulates the development, testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, distribution and service of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), medical devices are classified into one of three classes (Class I, Class II or Class III), depending on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness. Our current products are Class II medical devices, with many accessories regulated as Class I devices.

The highest risk devices, Class III, require the submission and FDA approval of a premarket approval application (“PMA”) in addition to potentially other regulatory controls. Moderate-risk, Class II medical devices are those that are subject to general controls and, frequently, additional special controls, such as premarket or specific labeling guidelines, as specified by the FDA. Class II devices also typically require premarket review and clearance by the FDA, which is accomplished through the submission of a 510(k) premarket notification before the device may be marketed in the United States. A 510(k) notification is generally reviewed more quickly and requires less clinical data than does a PMA for a Class III device. Clearance under Section 510(k) requires a demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered status or to a device that was reclassified from Class III to Class II or Class I. Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk (in other words, they do not rise to the level of requiring the approval of a premarket approval application or PMA) may be eligible for the 510(k) De Novo classification process. On December 7, 2018, FDA issued a Proposed Rule that would formally codify requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request. Over the past twenty years, the De Novo process has been implemented by FDA pursuant to statutory authorities and somewhat organically through informal guidance and iterative changes by Congress. The Proposed Rule now allows industry to participate in the development of FDA’s policies and procedures for De Novo requests through the notice-and-comment rulemaking process. Although this Proposed Rule, if finalized by FDA, would not impact our marketed products and is not expected to impact our products in current development, FDA’s activities to create predictability, consistency, and transparency for innovative medical device developers is likely to benefit the medical technology industry as a whole. In conjunction with the effort to codify regulations for the De Novo process, FDA has also been reexamining the current 510(k) system and has begun proposing various initiatives to strengthen the 510(k) regulatory paradigm. Some of those future changes or reforms may be significant and could broadly affect the medical device industry as a whole.

As part of the 510(k) notification process for Class II devices like ours, with an existing classification regulation available for purposes of the regulatory filing, the FDA may require the following:

●	Development of comprehensive product description and indications for use.

●	Completion of extensive preclinical tests and/or preclinical animal studies, preferably performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations.

●	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices.

●	If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the United States).

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

●	Assuming successful completion of all required testing, a detailed 510(k) application is submitted to the FDA requesting clearance to market the product. The application includes all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

●	A 510(k) clearance letter from the FDA will authorize commercial marketing of the device for one or more specific indications for use.

●	After regulatory clearance, we are required to comply with a number of post-clearance requirements, including, but not limited to, complaint handling and Medical Device Reporting, trending and relevant corrective actions. Also, quality control and manufacturing procedures must continue to conform to QSR requirements. The FDA periodically inspects manufacturing facilities to assess compliance with CGMP/QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSRs and types of regulatory controls.

Although not anticipated, future FDA inspections and Notified Body (in the EU) audits may identify compliance issues at our facilities that may potentially disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a device or failure to comply with applicable requirements may result in restrictions on manufacturing and distribution of the device, including withdrawal/recall of the device from the market, or FDA-initiated or judicial action that could delay or prohibit further marketing. Newly identified safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and/or contraindications, and also may require the implementation of other risk management measures.

After a device receives FDA 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 501(k) notification or PMA (or a De Novo request) in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance, De Novo approval or PMA approval. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance or De Novo/PMA approval is obtained.

Our manufacturing processes are required to comply with the FDA’s CGMP requirements contained in its QSR and associated regulations and guidance. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping, installation and service of a company’s products. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the United States. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer; or Untitled Letters, which are used for less serious violations that may not rise to the level of regulatory significance. These enforcement actions could include legal actions, including fines and total shutdown of production facilities, seizure of product, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the United States and may adversely affect the reputation of the manufacturer and the product. In the United States, routine FDA inspections usually occur every two years, and may occur more often for cause.

We intend to submit 510(k) premarket notifications for our next generation devices and for any new indications for use of our existing products. The applications may rely upon published literature and/or the findings of safety and effectiveness based on pre-clinical or clinical studies conducted for an approved or cleared product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product or for new claims for the cleared product.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our regulatory clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the United States have similar regulations to which we would be subject.

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

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the European Union (“EU”), Iceland, Liechtenstein and Norway. In the EEA, our devices are required to comply with the Essential Requirements defined in Annex I to the EU Medical Devices Directive, or MDD, (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area) , a coordinated system for the authorization of medical devices. Under the MDD, medical devices are classified into four Classes, I, IIa, IIb, and III, with Class I being the lowest risk and Class III being the highest risk. We are also required to ensure compliance with the relevant quality system requirements defined in the Annexes to the MDD. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in EEA. To demonstrate compliance with the Essential Requirements defined in Annex I of the MDD to obtain the right to affix the CE mark to our medical devices, and thus be permitted to market our medical devices on the EEA market, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. With the exception of low risk medical devices (Class I devices with no measuring function and which are not sterile), in relation to which the manufacturer may issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements defined in the MDD, a conformity assessment procedure requires the intervention of an EU accredited organization. This is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the accredited organization may audit and examine products’ Technical File and/or the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity. This Certificate demonstrates substantive compliance with the relevant Essential Requirements laid down in Annex I of the MDD or the relevant quality system requirements defined in the Annexes to the Directive and constitutes the basis for manufacturers to issue their mandatory Declaration of Conformity. Companies compliant with ISO requirements such as “EN ISO 13485: 2016 Medical Devices — Quality Management Systems — Requirements for Regulatory Purposes” benefit from a presumption of conformity with the relevant quality system requirements defined in the Annexes to the MDD. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements. Medical devices properly bearing the CE Mark may be commercially distributed throughout the EEA. Under the MDD, Notified Bodies are also charged with performing periodic inspections to verify that a manufacturer’s quality system, particularly the production and quality controls, is adequately executed and maintained.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The Commission proposed to replace the MDD with a new regulation, the Medical Devices Regulation (“MDR”). Unlike the MDD that must be implemented into national laws, the Medical Devices Regulation was enacted to be directly applicable in all EEA member states and so is intended to eliminate current national differences in regulation of medical devices. E.U. lawmakers published a revised draft of the proposed MDR in June 2016, and it was fully adopted in final form in April 2017. These new European MDR regulations became effective in May 2017 and replace the existing Medical Device Directives, although the MDR is subject to a three-year transitional period and will not be applied until 2020. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the E.U., and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

In 2016, we received CE Certificate of Conformity from our Notified Body permitting us to affix the CE mark and market our CorPath GRX System in the EEA. If we modify existing products or develop new products in the future, including new devices, it may be necessary to notify our Notified Body and go through a conformity assessment procedure before having the right to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted annually, in order to maintain any CE Certificates of Conformity that have been issued by our Notified Body. We cannot be certain that we will be able to obtain CE Certificates of Conformity for new or modified products, and the effects of the regulatory changes being implemented by Member States under the new MDR contribute significant uncertainty as well. We continually strive to maintain our quality system to comply with the regulatory requirements defined in the current MDD and EN ISO 13485 for the CE Certificate of Conformity that we have received, and we intend to take all necessary and appropriate actions to ensure continued compliance of our products with the new European Medical Device Regulations. The UK’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) has also recently proposed amendments to its existing medical device regulations that would include mirroring the new EU MDR system, in anticipation of the March 29, 2019 effective date of Brexit when the U.K. is expected to exit membership in the European Union.

We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Additional Regulations

At present, we do not believe that compliance with federal, state and local environmental legislation and regulations will have a material effect on our operations or investments; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations or investments. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and their directors, officers and employees. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of operations and investments. We intend to ensure that we comply fully with all environmental regulations relating to our operations.

Third Party Coverage and Reimbursement

The United States government and health insurance companies together are responsible for hospital and physician reimbursement for virtually all covered interventional procedures. Governments and insurance companies generally reimburse hospitals and physicians for procedures considered medically necessary. The Centers for Medicare & Medicaid Services (“CMS”), administers the Medicare and Medicaid programs (the latter, along with applicable state governments). Many other third-party payors model their reimbursement methodologies after the Medicare program. As the single largest payor, this program has a significant impact on other payors’ payment systems.

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

On October 1, 2008, CMS and NCHS issued a new family of ICD-9-CM procedure codes for “Robotically Assisted Procedures.” The purpose of the ICD-9-CM family of procedure codes is to gather data on robotic assisted surgical procedures. Effective October 1, 2014, ICD-9-CM procedure code 1743 was implemented for Percutaneous Robotic Assisted Procedure(s). A surgical procedure, completed with or without robotic assistance, continues to be assigned to the clinically relevant MS-DRG. More recently, CMS adopted ICD-10-CM, which significantly expanded the previous coding set. Compliance with ICD-10-CM is required for all claims with dates of service on or after October 1, 2015. We believe that we have fully implemented ICD-10-CM, however, our failure to implement and apply the new code set could adversely impact our business. In addition, if physicians fail to provide appropriate codes, reimbursement could be negatively affected.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), was signed into law and makes changes significantly impacting healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to any Americans who are currently uninsured. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers are required to pay an excise tax (or sales tax) of 2.3% on certain United States medical device revenues. Under this provision, we have incurred an excise tax of approximately $104,000 cumulatively through December 31, 2015 which is reflected in our operating expenses. The excise tax was suspended for two years due to the operation of a provision in the Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, but that two-year suspension period ended on December 31, 2017. In mid-January 2018, with the signing of P.L. 115-120, suspension of the medical device excise tax was extended for an additional two years ending on December 31, 2019 and made retroactive to January 1, 2018. At the present time, there is no guarantee that the excise tax will continue to be suspended.

There also continues to be uncertainty that any provisions of the PPACA will continue to exist in their current form. Certain legislators are continuing their efforts to repeal the PPACA, although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like, and there continue to be lawsuits in federal courts seeking to invalidate parts or all of the PPACA.  For the immediate future, there continues to be significant uncertainty regarding the health care, health care coverage and health care insurance markets.

Any regulatory or legislative developments in domestic markets that eliminate or reduce reimbursement rates for procedures performed using our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

Employees

As of March 8, 2019, we have 90 full-time employees. Additionally, from time to time, we hire temporary or contract employees and currently employ 28 such employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our Internet website at http://www.corindus.com as soon as it is reasonably practicable after they are filed or furnished with the SEC. Our Code of Conduct and Ethics and the charters for the Audit Committee, the Nominating and Governance Committee and the Compensation Committee of our Board of Directors are also available on our Internet website. The Code of Conduct and Ethics and charters are also available in print to any shareholder upon request. Requests for such documents should be directed to David Long, Chief Financial Officer, at 309 Waverley Oaks Road, Suite 105, Waltham, Massachusetts 02452. Our Internet website and the information contained on it or connected to it are not part of, or incorporated by, reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

We have incurred losses since inception and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2018, we had an accumulated deficit of $215.4 million. As of December 31, 2018, we had cash and cash equivalents of $23.8 million and working capital of $22.8 million.

We have evaluated whether or not our cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through March 18, 2020 as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. Based on our current forecast of cash flow deficits we will not have sufficient resources to meet our cash requirements through March 18, 2020.

We have considered our plans to alleviate our projected cash deficit at March 18, 2020 and the probability and effectiveness of such plans eliminating our projected cash deficit at March 18, 2020. In the event we do not achieve our year to date plan revenue by the third quarter of 2019 or obtain anticipated financing, we will undertake the following activities to reduce our cash flow deficits:

●	Eliminate or defer the 2019 discretionary bonus payouts for all bonus eligible employees, including executive management;
●	Reduce spending on prototypes and clinical trials;
●	Eliminate planned headcount additions in research and development, marketing and medical affairs;
●	Defer or limit some or all spending on capital equipment planned for 2019; and
●	Reduce employee travel and entertainment expenses, external consulting resources and our presence at tradeshows.

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

We have funded operations primarily through the issuance of capital stock and debt. On May 28, 2015, our Company completed a public offering by issuing 12,650,000 shares of our common stock at $3.80 per share in exchange for proceeds of $44.4 million, net of underwriting discounts, commissions and other offering costs. In March 2017, we completed a private placement of 68,055,700 shares of our common stock at $0.6616 per share in exchange for gross proceeds of approximately $45.0 million, before deducting offering expenses. On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25.0 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12.0% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis. Also, on March 16, 2018, we completed a financing arrangement with two lenders which provided for borrowings of up to $26.0 million in the form of up to $23.0 million in term loans and up to a $3.0 million revolving line-of-credit through March 2022. As of December 31, 2018, we had $12.0 million in principal outstanding under the term loan facility and no principal outstanding under the revolving loan facility. As of December 31, 2018, the Company had not achieved the gross profit or equity financing milestones required to draw on the additional $11.0 million that had been available under the term loan. The revolving line-of-credit also has various clauses which restrict its availability and for which we currently do not meet such restrictions. On August 31, 2018, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at its sole discretion, shares of our common stock having an aggregate offering price of up to $30,000,000 (the “Placement Shares”) through Cowen as our sales agent. Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. As of December 31, 2018, we have sold 2,569,159 shares of common stock at a weighted average per share price of $1.19 at the market pursuant to the Sales Agreement for $2.7 million in net proceeds.

In the first quarter of 2019, we closed a private placement with a large institutional investor and existing stockholders consisting of the sale of 14,384,840 shares of the Company’s common stock, at a price of $1.3796 per share, for gross proceeds of approximately $19.8 million and net proceeds of approximately $19.5 million.

On March 14, 2019, we amended our financing arrangement with our two lenders to add an additional term loan of $2.8 million, all of which was outstanding principal as of March 14, 2019.

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

On March 16, 2018, we completed a financing arrangement with two lenders which provided for borrowings of up to $26.0 million in the form of up to $23.0 million on in term loans and up to a $3.0 million revolving line-of-credit through March 2022. As of December 31, 2018, we had $12.0 million in principal outstanding under the term loan facility and no principal outstanding under the revolving loan facility. As of December 31, 2018, the Company had not achieved the gross profit or equity financing milestones required to draw on the additional $11.0 million that had been available under the term loan. On March 14, 2019, we amended our financing arrangement with our two lenders to add an additional term loan of $2.8 million, all of which was outstanding principal as of March 14, 2019.  The revolving line-of-credit also has various clauses which restrict its availability and for which the Company currently does not meet such restrictions. See Note 6 for additional details.

Both loan facilities include customary affirmative and negative covenants, which may make it difficult for us to run our business. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, we must also achieve minimum revenue on a monthly basis measured against a percentage of our Board of Directors approved projections for the applicable fiscal year. We cannot assure you that we will be able to achieve the minimum revenue requirements provided for in the loan facilities. Our failure to satisfy the revenue, or any other covenant could result in an event of default under the loan facilities. Other events of default include, among other things, our failure to pay principal or interest due, a breach of other covenants under the loan facilities, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000 and judgments against us in an amount greater than $250,000 individually or in the aggregate.

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

Because we have incurred losses to date, we have not recorded any income tax provision thus far. At December 31, 2018, we had U.S. federal and state net operating loss carryforwards of approximately $180.8 million and $103.7 million, respectively, that can be carried forward and offset against future taxable income. The federal net operating loss carryforward will begin to expire in 2028 and the state net operating loss carryforward will begin to expire in 2022.

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

Federal Income Tax Reform could have unforeseen effects on our financial condition and our results of operations and adversely affect our business.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, or the Tax Act, which contains significant changes to federal income tax law. Among other things, the Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. At December 31, 2018, we have completed our accounting for the tax effects of the Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Business and Industry

We are completely dependent on the success of our CorPath System, which has a limited commercial history. If our CorPath System fails to gain or loses market acceptance, our business will suffer.

During 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second-generation of the CorPath System. We commercially introduced our CorPath GRX System in January 2017 and expect that sales of our CorPath GRX System will account for the majority of our revenue for the foreseeable future. Demand for our CorPath GRX System has not increased as quickly as we expected and we do not know if we will be successful over the long term in generating increased demand for the use of our products. Failure of our CorPath GRX System to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

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

Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep, contain or reduce healthcare costs.

The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the U.S. and internationally could harm our business. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products. Some healthcare providers have sought to consolidate and create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services has become and will continue to become more intense. This has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important marketing segments.

If institutions or physicians are unable to obtain coverage and reimbursement from third-party payors for procedures using our products, or if reimbursement is insufficient to cover the costs of purchasing our products, we may be unable to generate sufficient sales to support our business.

In the United States, hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Currently, there is no incremental reimbursement provided for robotic-assisted interventional procedures. Therefore, using the CorPath System and consumable cassette without an incremental reimbursement will initially increase the up-front cost of the procedure and the cath lab operation based on the cost of the CorPath System and also consumable cassettes. This lack of incremental reimbursement from third-party payors for procedures performed with our products, or lack of coverage by governmental and private payors’ policies of interventional procedures performed using our products, could deter hospitals from purchasing our products and may make us unable to generate the revenues necessary to support our business.

The commercial success of our products will depend upon the degree of market acceptance by hospitals and physicians. Should we not achieve market acceptance, we will not be able to generate the revenue necessary to support our business.

The CorPath System is a new technology that represents a fundamentally new way of performing interventional procedures; however, it competes with established treatment options for these procedures. Achieving physician, patient and third-party payor acceptance of the CorPath System as a preferred method of performing vascular procedures will be crucial to our success. If our products fail to achieve market acceptance, hospital customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that acceptance by hospitals, physicians and third-party payors regarding the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing techniques. Even though we have proven the effectiveness of our products through clinical trials, physicians may elect not to use our products for any number of other reasons. For example, physicians may continue to recommend conventional techniques simply because they are already widely accepted. In addition, physicians may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives. We expect that there will be a learning process involved for physicians and their surgical teams to become proficient in the use of our products. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train physicians and their surgical teams in numbers sufficient to generate adequate demand for our products.

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

The successful use of our CorPath System depends in part on the physician’s skill and experience. We train users on the proper techniques in using our system to achieve the intended outcome. Because of the acute nature of the procedure, we are unable to have a company representative attend cases using the CorPath System. As the number of users of our system increases, it is possible that the level of training that we are accustomed to providing will be insufficient and some physicians may not be willing to invest the time required to become properly trained with our procedure. We may find that physicians who are less skilled in the use of interventional devices will increasingly use the CorPath System, potentially leading to a higher rate of device failure, injury, negative publicity and an increased risk of product liability. We may be subject to claims against us even if the apparent injury is due to the actions of others. Any litigation that may occur based on physician error in the use of our products and our potential inability to properly train physicians to use our CorPath System may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operations.

Our future success is dependent upon expanding our technology platform for use in other segments. Our potential inability to expand our technology platform beyond PCI and PVI to other segments may adversely affect our ability to increase our revenues.

Currently, our only users are interventional physicians in PCI and PVI procedures. We are dependent on our ability to expand our technology platform and sell our products to other vascular markets in the future, including neurointerventional and other more complex cardiac interventions, and achieve the advances required for tele-stenting and remote procedures. The techniques used in these procedures are similar to those used by not only our current user base of interventionalists, but also to those used by other specialists who are generally trained in interventional techniques. Our revenue growth will depend on our ability to obtain approval to sell our CorPath System into these other markets and to sell our products to their physicians and their affiliated hospitals. Convincing physicians to dedicate the time and energy necessary for adequate training in the use of our CorPath System is challenging, and we cannot provide any assurance that we will be successful in these efforts. In addition, we do not have significant experience in selling our products to other specialists. They may require, among other things, additional clinical evidence supporting patient and physician benefits, training in a manner to which we are not accustomed or other resources that we do not readily have available or are not cost effective for us to provide. Furthermore, our ability to expand our technology platform for use in other segments of the vascular intervention market beyond PCI, including neurointerventional and other more complex cardiac interventions may be limited by our ability to develop the necessary technology as well as obtain the necessary regulatory approvals for the use on humans and marketing of our products in the United States and in other countries. If we are unable to expand into other markets, growth of our sales will be limited and our revenue will be adversely impacted.

Decreasing cath lab patient volume and CorPath Cassette utilization could adversely affect our business, financial condition or results of operations.

Our current target market consists of cath lab rooms and interventional suites performing percutaneous coronary and vascular procedures. The U.S. cath lab patient volume has decreased over the past several years, leading to increased competition for patients. If the U.S. cath lab patient volume continues to decrease, it may become more difficult for us to grow revenue and increase market share and could adversely affect our business, financial condition or results of operations. In addition, revenue from the sale of our consumable cassettes to cath labs which already have a CorPath System installed is dependent on how often the systems are utilized. We sell CorPath Cassettes and accessories to end users and distributors on an as-needed basis. The revenue from the sale of these products is generally recorded when the items are shipped. If the utilization rate in cath labs decreases, our revenues, financial condition and results of operations will be adversely impacted.

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

For the full year ended December 31, 2018, approximately 96% of our unit volume of revenue generated from the sale of cassettes is from customers using our CorPath GRX System. Cassettes sales for our CorPath 200 first generation platform have declined since the launch of the CorPath GRX System as utilization for CorPath 200 has slowed down significantly and we expect this trend to continue. There are 52 CorPath GRX Systems currently installed at customer sites. The CorPath Cassette is consumed and replaced during each procedure and represents an opportunity for recurring revenue for each procedure. If our customers do not purchase CorPath Cassettes for the CorPath GRX System in the future, our revenue would be adversely impacted.

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

The iterative regulatory approvals we have been granted to date for our products demonstrate how rapidly the technology is evolving. In October 2015, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System to be used during percutaneous coronary interventions performed via radial access, and in March 2016, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System for use in peripheral vascular interventions. In October 2016, we received 510(k) clearance from the FDA for the CorPath GRX, the second generation of our CorPath System and in February 2018, we received 510(k) clearance from the FDA for CorPath GRX to be used during peripheral vascular interventions. In March 2018, we received 510(k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform.

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

Our CorPath System may have a lengthy sales and purchase order cycle because it is a major capital item and such a purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and/or government bodies, as applicable. In addition, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales. We believe that our sales may tend to be heaviest during the third month of each fiscal quarter, and lighter in the third and first fiscal quarters and heavier in the fourth fiscal quarter. Timing of procedures and changes in the procedure market could directly affect the timing of the purchase of our products by hospitals.

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

We are highly dependent upon consumer acceptance of the safety, efficacy and quality of our products. Consumer acceptance of a product can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or to any of our products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that may question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates the use of our product with adverse effects, or that questions the benefits of our product or a similar product, or that claims that our products are ineffective or unsafe, could reduce market acceptance of our products and could result in decreased product demand and could have a material adverse effect on our business, reputation, financial condition or results of operations. There has been an increased focus on medical device safety over the past year from both the general population and regulatory agencies, including the FDA’s launch of a Medical Device Safety Action Plan in 2018, all of which could materially affect consumer acceptance of technological advances in medical devices generally or in the robotics space in particular.

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

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, comply with data security laws and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could violate the law, be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, reputational harm or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Despite the implementation of security measures, our internal computer systems are vulnerable to damage from such cyberattacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any such impairment could materially and adversely affect our business, including financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

Any such disruption or security breach, as well as any action by us or our employees, contractors or consultants that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by the states, the United States Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings, such as but not limited to private litigation, class action law suits, fines and penalties, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly evolving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is subject to significant regulation in the United States and abroad. The United States has a “sectoral” approach to privacy and data security law, which means that different sectors of the economy have different legal and regulatory requirements for the protection of specific types of data. In the health care industry, for example, there are laws at the federal and state level that overlap and impose differing and sometimes conflicting requirements for the protection of health information. The applicability of these laws can be complex but we must identify and comply with all applicable laws in all of the jurisdictions in which we do business. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could lead to civil and/or criminal enforcement, civil litigation including class action lawsuits and significant reputational harm and have a material adverse effect on our business.

The European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Many important GDPR provisions are vaguely drafted and guidance is lacking, making compliance a complex and resource-intensive effort. GDPR enhances the enforcement authority of data protection authorities and imposes large penalties for noncompliance, including the potential for fines of up to €20.0 million or 4.0% of the annual global revenues of the infringer, whichever is greater. In addition, data protection authorities of the different European Union member states may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union.

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Our failure to comply with applicable laws and regulations or to protect such data, could result in enforcement action against us, including fines and public censure, claims for damages by affected individuals and damage to our reputation and loss of goodwill, any of which could harm our business, results of operations and financial condition.

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

As of December 31, 2018, our sales force consisted of 16 and 9 Regional Sales Managers and Clinicals, respectively. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products.

To successfully market and sell our CorPath System internationally, we must address many issues with which we have little or no experience.

To date, we have marketed our CorPath System both domestically in the United States and internationally. Over the long term, we intend to grow our business internationally, and to do so we will need to continue to attract distributors and expand our sales operations to effectively sell our CorPath System internationally. Distributors may not commit the necessary resources to market and sell our CorPath System in accordance with our expectations. If future distributors do not perform adequately, or we are unable to locate distributors for particular geographic areas, we may not realize expected long-term international revenue growth. International sales are subject to a number of risks, including:

●	different regulatory pathways to get to market and different marketing requirements upon commercialization;
●	varying coverage and reimbursement processes and procedures;
●	difficulties in staffing and managing foreign operations;
●	reduced protection for intellectual property rights in some countries;
●	export restrictions, trade regulations and foreign tax laws;
●	fluctuating foreign currency exchange rates;
●	foreign certification and regulatory requirements;
●	complex data privacy and security regulations;
●	lengthy payment cycles and difficulty in collecting accounts receivable;

●	customs clearance and shipping delays;
●	legal and regulatory requirements related to anti-bribery laws in foreign jurisdictions, as well as in relation to the U.S. Foreign Corrupt Practices Act (FCPA);
●	political and economic instability; and
●	preference for locally produced products.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of medical device products, including product liability exposure relating to the testing of our CorPath System in human clinical trials. Because our CorPath System is designed to be used in complex surgical procedures, defects could result in a number of complications, including serious personal injury or death. Claims could be brought against us if use or misuse of our CorPath System causes, or merely appears to have caused, personal injury or death. Product liability claims may be brought by individuals or by groups seeking to represent a class. Product liability claims could lead to an inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operations. Such claims could result in an investigation by certain regulatory authorities, such as the FDA or foreign regulatory authorities, of the safety and effectiveness of our products, our manufacturing processes and potentially a recall of our products or more serious enforcement action, or suspension or withdrawal of marketing clearances or approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend related litigation, a diversion of management’s time and our resources, substantial monetary awards to clinical trial participants or patients and/or a decline in our stock price. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We have and intend to maintain product liability insurance that we believe is appropriate for our stage of commercialization. Any insurance we have or may obtain in the future may not provide sufficient coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business. We are not currently subject to any product liability claims; however, future product liability claims against us, regardless of their merit, may result.

Our current operations are concentrated in one location and any events affecting this location may have material adverse consequences.

Our current operations are located in our facilities situated in Waltham, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that prevent us from fully utilizing the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

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

Our products incorporate many components, including sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software or other components will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

●	loss of revenue;
●	delay in market acceptance of our products;
●	damage to our reputation;
●	additional regulatory filings;
●	product recalls;
●	data breaches;
●	increased service or warranty costs; and/or
●	product liability claims relating to the software defects.

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

Risks Related to Government Regulations

Healthcare legislative reform measures may have a material adverse effect on our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law which makes changes that significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions, among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers, regardless of whether the companies are profitable. Beginning in 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain United States medical device revenues. Under this provision, we have paid an excise tax of approximately $0.1 million through December 31, 2015, which tax is reflected in our operating expenses. Though there are some exceptions to the excise tax, this excise tax applies to all or most of our products sold within the United States. The excise tax was suspended due to the operation of a provision in the Consolidated Appropriations Act of 2016, signed into law on December 18, 2015 but that two-year suspension period ended on December 31, 2017. In mid-January 2018, with the signing of P.L. 115-120, suspension of the medical device excise tax was extended for an additional two years ending on December 31, 2019 and made retroactive to January 1, 2018. At the present time, there is no guarantee that the excise tax will continue to be suspended by congressional action after this two-year moratorium ends, or that any provisions of the PPACA will continue to exist in their current form. The PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

The PPACA provisions on comparative clinical effectiveness research also extend the initiatives of the American Recovery and Reinvestment Act of 2009, known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or reviewing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. The taxes imposed by the PPACA and the expansion in the government’s role in the United States. healthcare industry may result in decreased profits to us, lower reimbursement by payors using our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump administration has made repeal of the PPACA a priority.  One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. The uncertainty around the future of the PPACA, and in particular the impact on reimbursement levels and the number of insured individuals, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected. For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance market.

We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

The United States government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

We are subject to federal and state laws governing our business practices which, if violated, could result in substantial civil and criminal penalties. Additionally, challenges to or investigations of our practices could cause adverse publicity and be costly to respond to and could otherwise harm our business.

The Medicare and Medicaid anti-kickback laws, and similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government or a whistleblower may assert that a claim (including items or services resulting from a violation of the federal anti-kickback statute) constitutes a false or fraudulent claim for purposes of the false claims act. These laws may affect our sales, marketing and other contractual and promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws can result in civil and criminal penalties, which can be substantial and include exclusion from government healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could materially harm our business and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians, teaching hospitals and other healthcare providers. Such information must be made publicly available in a searchable format. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of approximately $0.2 million per year (and up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Device manufacturers were required to begin collecting data on August 1, 2013 and were required to submit reports to the Centers for Medicare & Medicaid Services (“CMS”) by March 31, 2014 and the 90th day of each subsequent calendar year. We submitted our report due March 31, 2014 in a timely manner and continue to be in compliance with this reporting requirement.

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

Compliance with complex foreign and U.S. laws and regulations that apply to our potential international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the United States and/or abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. There can be no assurance that our policies and procedures are sufficient to ensure compliance with these laws or that our employees, contractors or agents will not violate our policies and procedures.

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

Our products are subject to a lengthy and uncertain domestic regulatory review process. If we do not obtain and maintain the necessary domestic regulatory authorizations, we will not be able to provide our products in the United States. Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and its overall approach to safety and innovation in the medical technology industry creates additional uncertainty and the possibility of changing product development costs, requirements, and other factors.

Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our Class II products for use in the United States, we must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”). In October 2015, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System to be used during PCI procedures performed via radial access, and on March 29, 2016, we received 510(k) clearance from the FDA for our robotic-assisted CorPath System for use in peripheral vascular interventions. In October 2016, we received 510(k) clearance from the FDA for the CorPath GRX, the second generation of the CorPath System and in February 2018, we received 510(k) clearance from the FDA for CorPath GRX to be used during peripheral vascular interventions. In March 2018, we received 510k) clearance from the FDA for the first automated robotic movement designed for the CorPath GRX platform.

Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status or to a device that was reclassified from Class III to Class II or Class I (those are referred to as predicate devices). If we significantly modify our products after they receive FDA clearance, or seek to market them for additional indications for use, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”), or potentially a De Novo request, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a predicate device, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, any of which could delay or preclude our sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission.

Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. For example FDA and other government agencies, have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if one of our products is considered to be susceptible to third-party tampering. In August 2016, the FDA released its proposals for reforming long-standing procedures and requirements related to modifications to medical devices already on the market, and those proposals were finalized in October 2017. In December 2016, Congress passed the 21st Century Cures Act, which makes multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and Congress passed another large piece of legislation related to medical devices in August 2017, the Medical Device User Fee reauthorization package, that could have certain impacts on our business. In recent months beginning in early 2018, FDA has also announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring of post-market safety, as well as issued a Proposed Rule to formalize the De Novo classification process to provide clarity to innovative device developers. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products.

It is unclear at this time whether and how various activities recently initiated or announced by the FDA to modernize the United States medical device regulatory system could affect our business, given the timing and the undeveloped nature of some of the FDA’s new medical device safety and innovation initiatives. One of the recent initiatives was announced in April 2018, when the FDA Commissioner issued a statement with the release of a Medical Device Safety Action Plan. Among other key areas of the Medical Device Safety Action Plan, the Commissioner stated that the FDA is “ exploring what further actions we can take to spur innovation towards technologies that can make devices and their use safer.” An update to the Safety Action Plan was communicated by FDA leadership in November 2018 with a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product in on the market. Similarly, the FDA Commissioner announced various agency goals under a Medical Innovation Access Plan in 2017. These initiatives create the possibility of unanticipated regulatory and other potential changes to our products and our overall business that could adversely affect our business and results of operations

The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k) submission. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval (or a De Novo classification request), in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended uses of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board (‘IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption (“IDE”) application. Our system product is considered a significant risk device requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices we intend to market in the United States in the future. If we do obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. Certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

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

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the European Union (“EU”), Iceland, Liechtenstein and Norway. Although we received a CE Certificate of Conformity for our CorPath GRX System in 2016, we cannot be certain that we will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA in light of the current transition period between the prior system called the Medical Device Directive, to the current system called the Medical Device Regulation (“MDR”). The MDR went into force in May 2017 and allows a three-year transition period until 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the E.U., and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

We may incur liability related to the off-label marketing or misleading advertising of our products.

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

Because our products are commercially distributed in the U.S., numerous quality and post-market regulatory requirements apply, including the following:

●	continued compliance with the FDA CGMPs/Quality System Regulations (“QSR”), which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the development and manufacturing process, as well as to take into account newly emerging risks associated with a medical device such as cybersecurity vulnerabilities;
●	labeling regulations;
●	the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved uses;
●	stringent complaint reporting and Medical Device Reporting regulations, which requires that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
●	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same; and
●	the reporting of Corrections and Removals, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with these and other regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of regulatory or enforcement actions, ranging from inspectional observations (Form FDA 483) to a public Warning Letter to more severe civil and criminal sanctions including the seizure of our products and equipment or a ban on the import or export of our products. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have created labeling, advertising, and user training for our CorPath System to describe specific procedures that we believe are fully within the scope of our existing 510(k) indications for use as cleared by FDA and stated in our 510(k) clearance letters. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the CorPath System for all such specific procedures.

Inadequate funding for the FDA, the Securities and Exchange Commission and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (the “SEC”) and other government agencies on which our operations may rely are subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning in December 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If our manufacturing facilities do not continue to meet federal, state or other manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, cease distribution of our products and/or recall our products, any of which would result in significant product delivery delays and lost revenue.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated and inspected by the FDA and other regulatory agencies for compliance with Current Good Manufacturing Practices (“CGMP”) requirements including in the QSR and other applicable regulatory requirements. For any CorPath Systems shipped internationally, we are also required to comply with the International Organization for Standardization (“ISO”) quality system standards as well as European Directives and norms in order to produce products for sale in the EU. In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with CGMP requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations.

Risks Related to Our Common Stock

If our stock price declines, our common stock may be subject to delisting from NYSE American.

Our common stock was approved for listing on NYSE American and commenced trading on May 29, 2015 under the symbol “CVRS.” Our Company’s common stock was previously traded on the OTCQB as provided by OTC Markets Group, Inc. under the symbol “CVRS.” Our common stock is currently trading at a price of less than $2.00 per share. We currently meet the continued listing standards of NYSE American. However, we cannot assure you that we will be able to continue to comply with the standards that we are required to meet in order to maintain a listing of our common stock on NYSE American. Our failure to continue to meet these requirements may result in our common stock being delisted from NYSE American. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

The price of our common stock could be highly volatile due to a number of factors, which could lead to losses by investors and costly securities litigation.

We cannot predict the extent to which investor interest in our Company will result in an active trading market on NYSE American or any other exchange that we may trade on in the future. The trading price of our common stock on NYSE American has been highly volatile and is likely to continue to be highly volatile in response to a number of factors including, without limitation, the following:

●	fluctuations in price and volume due to investor speculation and other factors that may not be tied to our financial performance;
●	performance by us in the execution of our business plan;
●	financial viability;
●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	market conditions in our industry;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of our common stock or other securities in the open market;
●	the issuance of additional shares of our preferred stock common stock, or the perception that such issuances may occur, including through our “at-the-market” offering program;
●	regulatory developments in both the United States and foreign countries;
●	performance of products sold and advertised by licensees in the marketplace;
●	economic and other external factors;
●	period-to-period fluctuations in financial results; and
●	other events or factors, many of which are beyond our control.

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

In addition, in the event of a change of control, we would be required to redeem all outstanding shares of our redeemable preferred stock for an aggregate of $26.8 million, at the price of $1.25 per share. Further, our certificate of incorporation permits us to issue additional shares of preferred stock. The terms of our redeemable preferred stock or any new preferred stock we may issue could have the effect of delaying, deterring or preventing a change in control.

Insiders have substantial control over the outstanding shares of our common stock and could delay or prevent a change in corporate control, including a transaction in which our stockholders could sell or exchange their shares for a premium.

As of March 1, 2019, our directors and executive officers beneficially own an aggregate of approximately 35% of our outstanding shares of common stock. As a result, our directors and executive officers, if acting together, may have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons acting together may have the ability to control our management and business affairs. Accordingly, this concentration of ownership may harm the value of our common stock by:

●	delaying, deferring or preventing a change in control;
●	impeding a merger, consolidation, takeover or other business combination; or
●	discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

We do not expect to pay dividends on our common stock and investors should not buy our common stock expecting to receive dividends.

We have never declared or paid any dividends on our common stock and we do not anticipate that we will declare or pay any dividends on our common stock in the foreseeable future. In addition, we are restricted from pay cash dividends on our common stock under our term loan and revolving loan facilities. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends on our common stock, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends on our common stock may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends on our common stock, we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

We have issued shares of our preferred stock with greater rights than our common stock and we may from time to time issue additional shares of preferred stock with greater rights than our common stock.

Our certificate of incorporation authorizes our Board of Directors to issue one or more additional series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. In 2018, we issued two series of our preferred stock, Series A preferred stock and Series A-1 preferred stock, with rights greater than our common stock. Holders of our Series A preferred stock are entitled to non-compounding dividends in shares of Series A-1 preferred stock, at the rate of 12% per annum. Our preferred stock also rank senior to the common stock and to any other class of our capital stock existing now or hereafter created that are not specifically designated as ranking senior to the preferred stock. In addition, holders of our preferred stock are entitled to a liquidation preference and certain conversion rights. Holders of our Series A and Series A-1 preferred stock are also entitled to voting rights, which require their consent for certain corporate actions as further described in our certificate of designation.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NYSE American have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives and we anticipate that such efforts will continue, particularly as we cease to be able to avail ourselves of the reduced disclosure requirements available to emerging growth companies. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly.

In particular, the Sarbanes-Oxley Act and rules subsequently implemented by the Commission impose various requirements on public companies with respect to corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm, to report on the effectiveness of our internal control over financial reporting

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

Market Information

Since May 29, 2015, our common stock has been listed on NYSE American under the symbol “CVRS.”

Stockholders

As of March 1, 2019, there were 202,700,483 shares of common stock outstanding, which were held by 103 record holders and there were 5,747 beneficial owners of our common stock.

Unregistered Sales of Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of the year ended December 31, 2018, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our registered equity securities.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

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

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to coronary and peripheral interventional procedures. During these procedures, the interventional physician sits at a radiation-shielded Interventional Cockpit workstation to advance interventional devices with millimeter-by-millimeter precision. The Interventional Cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. We began commercial shipment of the CorPath GRX System in 2017. In February 2018, we received 510(k) clearance from the FDA for our CorPath GRX System in peripheral vascular interventions. CorPath GRX builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, and Rotate on Retract, the first automated movement for CorPath, for which we received 510(k) clearance from the FDA in March 2018, which has the potential to reduce wiring time by automating wire rotation during navigation. This precise positioning enables physicians to adjust guide catheter position during procedures and may expand the use of the CorPath System to more complex cases. While the CorPath GRX System has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional procedures and other more complex cardiac interventions such as structural heart procedures. We are also working on a remote telerobotic interventional platform that we believe will be able to deliver highly specialized and timely care to underserved patient populations with geographic barriers to treatment. As of December 31, 2018, we have installed 52 CorPath GRX Systems. Additionally, as of December 31, 2018, we shipped 14 CorPath GRX Systems that were accepted by distributors. During the year ended December 31, 2018, the majority of our consumable revenues relate to the sale of CorPath GRX System cassettes and accessories.

In the first quarter of 2019, we closed a private placement with a large institutional investor and existing stockholders consisting of the sale of 14,384,840 shares of the Company’s common stock, at a price of $1.3796 per share, for gross proceeds of approximately $19.8 million and net proceeds of approximately $19.5 million.

On March 14, 2019, we amended our financing arrangement with our two lenders to add an additional term loan of $2.8 million, all of which was outstanding principal as of March 14, 2019.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP.”) The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, assumptions used in the valuation of stock-based awards, and valuation allowances against deferred income tax assets. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 resulted in a cumulative impact of $353 related to revenue and $87 related to capitalized contract costs as of adoption date. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our products to our customers and will provide financial statement readers with enhanced disclosures.

We generate revenues primarily from the sale of the CorPath System, CorPath Cassettes, accessories and service contracts. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue recognition accounting standard, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which we expect to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. For contracts where the period between performance and payment is greater than one year, we assess whether a significant financing component exists, by applying a discount rate to the expected cash collections. If this difference is significant, we will conclude that a significant financing component exists. We identified a small number of contracts where the period between performance and payment was greater than one year; however, none of our contracts contained a significant financing component as of December 31, 2018.

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

Revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Services are expected to be delivered to the customer throughout the term of the contract and we believe recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include installation and training, maintenance and support services, and cassettes. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Revenue is then allocated to the performance obligations using the relative selling prices of each of the performance obligations in the contract.

For all performance obligations, we determine the revenue for each deliverable based on its relative selling price in the contract and recognizes revenue upon delivery of the product or service, assuming all other revenue recognition criteria have been met. Revenue for equipment is recognized when the equipment has been delivered, and installation and training have been completed. Revenue for cassettes and optional equipment is recognized when the goods have been delivered. Revenue for maintenance and support services is recognized ratably over the term of the service contract.

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

Stock-based Compensation

We adopted ASU 2018-07 effective July 1, 2018. Subsequent to the adoption of ASU 2018-07, we recognize compensation costs resulting from the issuance of service stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of common stock.

During 2018, we issued certain stock-based awards that contain both market and service-based vesting conditions. Each of these stock-based awards is contingent on the recipient still providing services to us or our affiliates on the date of such achievement. Portions of the awards vest upon our stock price achieving certain targets for a period of at least twenty consecutive trading days at any time before May 31, 2021. We estimated the fair value of these market condition stock-based awards using a Monte Carlo simulation model, which involves a series of random scenarios that may take different future price paths over the award’s contractual life. The grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables including its expected stock price volatility over the expected term of the awards, and risk-free interest rate. The total number of shares of common stock that are subject to issuance under these market condition stock-based awards is 5,183,322 shares. We record expense on these stock-based awards ratably over the expected term of the award.

Upon vesting of the restricted stock units, we issue shares of our common stock which have a required holding period of 36 months from the grant date of the restricted stock unit. As a result, we value the restricted stock units based on the closing price of our common stock on the date of grant less a discount for lack of marketability during the holding period.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. We routinely monitor the recoverability of our inventories and record the lower of cost or net realizable value reserves, or reserves for excess and obsolete inventories, as required. We also monitor the utilization of our production facility and we record the costs of under-utilization of the production facility directly to cost of revenue.

Components of Results of Operations

The following is a description of what comprises each of our significant statement of operations captions:

Revenue

We generate our revenues primarily from the sale of the CorPath System, CorPath Cassettes, accessories and service contracts.

Cost of Revenue

Cost of revenue represents the cost of materials for the CorPath System, CorPath Cassettes and accessories, service labor and labor and overhead of production facilities.

Research and Development

Research and development expenses consist primarily of salaries and stock-based compensation for our research and development, clinical and regulatory employees, and certain operating costs related to research and development, research grant reimbursements and third-party contractor costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and stock-based compensation for our executives and our marketing, finance, legal, human resource, and other administrative employees as well as salaries and commissions of our internal sales force. Selling, general and administrative expenses also include marketing program costs and outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We also include shipping costs for CorPath Systems and CorPath Cassettes and accessories in selling, general and administrative expenses.

Restructuring Charge

Restructuring charges consist of severance-related costs incurred in connection with a cost cutting initiative completed in May 2018 which included a reduction in force from each functional area of our operations.

Other Income (Expense), Net

Other income (expense), net primarily represents interest expenses on borrowings under the Company’s financing arrangement (as discussed below) and capital lease obligations, interest income, and the revaluation of warrants issued in connection with the new long-term debt arrangement completed on March 16, 2018.

Results of Operations

Discussion of Year Ended December 31, 2018 compared to Year Ended December 31, 2017:

	Year Ended December 31,
	2018	2017	Change
	(In thousands)
Revenue	$10,781	$9,650	$1,131
Cost of revenue	8,673	9,265	(592)
Gross profit	2,108	385	1,723
Operating expenses:
Research and development	8,769	9,517	(748)
Selling, general and administrative	27,300	24,777	2,523
Restructuring charge	346	—	346
Total operating expenses	36,415	34,294	2,121
Operating loss	(34,307)	(33,909)	(398)
Other income (expense), net	(682)	(214)	(468)
Net loss	$(34,989)	$(34,123)	$(866)

Revenue

Revenue increased to $10.8 million for the year ended December 31, 2018 from $9.7 million for the year ended December 31, 2017. This revenue increase was due primarily to the increase in the average selling price associated with the CorPath Systems.

Our revenue associated with CorPath Systems increased to $8.6 million for the year ended December 31, 2018 from $6.9 million for the year ended December 31, 2017. We installed 13 and 17 new CorPath Systems during the years ended December 31, 2018 and 2017, respectively. CorPath System revenues included revenues related to eight and six CorPath Systems shipped and accepted by a distributor during the year ended December 31, 2018 and 2017, respectively. Additionally, CorPath System revenues for the year ended December 31, 2018 included $0.6 million of revenue related to the sale of remote nodes. For the year ended December 31, 2017, CorPath Systems revenue included $0.7 million of previously deferred CorPath System revenue where the customer arrangements included a previously undelivered item that was completed in 2017. Our average selling price associated with CorPath Systems for which revenue was recognized during the year ended December 31, 2018 when compared to CorPath Systems for which revenue was recognized during the year ended December 31, 2017 increased by 33.1% (excluding the revenue related to the remote nodes). We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades or upgrades related to a service contract to the CorPath GRX System. Revenues associated with upgrades during the year ended December 31, 2018 totaled $0.7 million compared to $1.2 million during the year ended December 31, 2017.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $1.0 million for the year ended December 31, 2018 as compared to $0.9 million for the year ended December 31, 2017. The volume and average price of our CorPath Cassettes increased by 377 units and decreased by 1.9%, respectively, from the year ended December 31, 2017 to the year ended December 31, 2018.

Our revenue associated with services performed totaled $0.5 million for the year ended December 31, 2018 compared to $0.7 million for the year ended December 31, 2017. We have experienced, and expect to continue to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath Systems relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue decreased to $8.7 million for the year ended December 31, 2018 from $9.3 million for the year ended December 31, 2017. Cost of revenue for both the years ended December 31, 2018 and 2017 included the effect of under-utilization of our production facilities. For the year ended December 31, 2017, cost of revenue included the cost of multiple CorPath GRX System upgrades that were installed pursuant to pre-existing and new contractual arrangements.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our costs to manufacture the CorPath GRX Systems and CorPath GRX Cassettes are approximately $0.2 million and $2 thousand, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit

Our gross profit increased to $2.1 million for the year ended December 31, 2018 from $0.4 million for the year ended December 31, 2017 based on the changes in revenue and cost of revenues as discussed above. For the year ended December 31, 2018, we generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated gross profit.

Research and Development

Research and development expenses decreased to $8.8 million for the year ended December 31, 2018 from $9.5 million for the year ended December 31, 2017 primarily due to research grant reimbursement of $0.9 million, reduced purchases of prototype materials of $0.3 million and reduced spending for consulting services of $0.2 million. These reductions were offset by increased clinical trial expenses of $0.2 million related to new programs, travel-related expenses of $0.2 million primarily due to the first-in-human telerobotic coronary intervention performed in Ahmedabad, Gujarat, India, compensation expense of $0.1 million primarily related to employees hired subsequent to December 31, 2017, and increased depreciation of $0.1 million related to assets placed in service during 2018.

Selling, General and Administrative

Selling, general and administrative expenses increased to $27.3 million for the year ended December 31, 2018 from $24.8 million for the year ended December 31, 2017 primarily due to increased legal expenses of $0.6 million, increased consulting expenses of $0.4 million, increased audit fees of $0.4 million, increased travel-related expenses of $0.3 million, increased freight expenses of $0.3 million primarily related to customs and duties on international shipments, increased patent fees of $0.2 million, increased tradeshow activity of $0.2 million, incremental stock-based compensation expenses of $0.2 million associated with stock options granted in 2018, and increased depreciation of $0.2 million related to assets placed in service. The increases were offset by decreased compensation expenses of $0.4 million primarily due to cost cutting initiatives in the second quarter of 2018.

Restructuring Charge

The restructuring charge of $346 thousand is made up of severance-related costs incurred in connection with a cost cutting initiative we undertook in May 2018 which included a reduction in force from each functional area of our operations. As of December 31, 2018, all amounts have been paid.

Other Income (Expense), Net

Other income (expense), net increased to $0.7 million due to the increase in interest expense for the year ended December 31, 2018 from $0.2 million for the year ended December 31, 2017. Other income (expense), net for both periods was primarily the result of interest expense on borrowings under our financing arrangement (as described below). The increase in interest expense, net for the year ended December 31, 2018 as compared to the prior year period is a result of a new long-term debt arrangement completed on March 16, 2018 which resulted in larger outstanding borrowing during the year ended December 31, 2018 compared to the year ended December 31, 2017. Total other income (expense), net for the year ended December 31, 2018 was also impacted by $0.1 million for the revaluation of warrants issued in connection with the new long-term debt arrangement completed on March 16, 2018.

Income Taxes

We have not recorded any benefits related to operating losses due to uncertainty about future taxable income.

Liquidity and Capital Resources

On March 16, 2018, we closed on a private placement of convertible preferred stock for gross proceeds of $25.0 million. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12.0% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis.

On March 16, 2018, we completed a financing arrangement with two lenders which provided for borrowings of up to $26.0 million in the form of up to $23.0 million in term loans and up to a $3.0 million revolving line-of-credit through March 2022. We received $12.0 million in net proceeds under the term loan facility and no proceeds under the revolving loan facility. We will begin making the monthly $0.4 million principal payments on October 1, 2019. As of December 31, 2018, we had not achieved the gross profit or equity financing milestones required to draw on the additional $11.0 million that had been available under the term loan. Therefore, these term loans are no longer available. The revolving line-of-credit also has various covenants which restrict its availability and for which we currently do not meet such restrictions. On March 14, 2019, we amended our financing arrangement with our two lenders to add an additional term loan of $2.8 million. The $2.8 million term loan is interest only through April 1, 2020 after which the principal will be due in twenty-four consecutive monthly payments.

On August 31, 2018, we entered into a Common Stock Sales Agreement with Cowen and Company, LLC. During the year ended December 31, 2018, we received net proceeds of $2.7 million under the Sales Agreement through the sale of our common stock.

In the first quarter of 2019, we closed a private placement with a large institutional investor and existing stockholders consisting of the sale of 14,384,840 shares of the Company’s common stock, at a price of $1.3796 per share, for gross proceeds of approximately $19.8 million and net proceeds of approximately $19.5 million.

On March 14, 2019, we amended our financing arrangement with our two lenders to add an additional term loan of $2.8 million, all of which was outstanding principal as of March 14, 2019.

We have incurred losses since inception and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2018, we had an accumulated deficit of $215.4 million. As of December 31, 2018, we had cash and cash equivalents of $23.8 million and working capital of $22.8 million.

We have evaluated whether or not our cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through March 18, 2020 as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our current forecast of cash flow deficits we will not have sufficient resources to meet our cash requirements through March 18, 2020.

 We have considered our plans to alleviate our projected cash deficit at March 18, 2020 and the probability and effectiveness of such plans eliminating our projected cash deficit at March 18, 2020. In the event we do not achieve our year to date plan revenue by the third quarter of 2019 or obtain anticipated financing, we will undertake the following activities to reduce our cash flow deficits:

●	Eliminate or defer the 2019 discretionary bonus payouts for all bonus eligible employees, including executive management;
●	Reduce spending on prototypes and clinical trials;
●	Eliminate planned headcount additions in research and development, marketing and medical affairs;
●	Defer or limit some or all spending on capital equipment planned for 2019; and
●	Reduce employee travel and entertainment expenses, external consulting resources and our presence at tradeshows.

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

In summary, our cash flows were:

	Years Ended December 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(32,034)	$(32,358)
Net cash used in investing activities	$(736)	$(174)
Net cash provided by financing activities	$39,161	$40,807

Operating Activities

Cash used in operating activities was $32.0 million for the year ended December 31, 2018 compared to $32.4 million for the year ended December 31, 2017. The decrease in the use of cash was due primarily to the changes in working capital.

Cash used in operating activities was primarily comprised of research, development and selling activities related to the CorPath GRX in addition to the general and administrative costs required to operate the Company offset by gross profit.

Investing Activities

Cash used in investing activities was $0.7 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The change was primarily due to larger property, plant and equipment purchases during the year ended 2018 compared to 2017.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2018, totaled $39.2 million and was primarily due to proceeds received from the issuance of Series A preferred stock of $25.0 million and long-term debt of $12.0 million, partially offset by related issuance costs, and net proceeds received from common stock issued in the offering pursuant to the Sales Agreement with Cowen of $2.7 million.

Cash provided by financing activities for the year ended December 31, 2017, totaled $40.8 million and was primarily due to proceeds from the issuance of common stock in a private placement offset by contractual payments on long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of ASC 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted this update on July 1, 2018 and the adoption had no material impact to our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (ASC 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. We adopted this update on January 1, 2018 and the adoption had no impact to our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. We anticipate adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. We have evaluated the changes from this standard to our future financial reporting and disclosures, and have designed and implemented related processes and controls to address these changes. We believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for our office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements, together with the report of our independent registered public accounting firm, Ernst & Young LLP, appear at page F-1 through F-33 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of senior management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which we include herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Corindus Vascular Robotics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Corindus Vascular Robotics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corindus Vascular Robotics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Corindus Vascular Robotics, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes of the Company and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

March 18, 2019

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “ Section 16(A) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 3: Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statements Schedules

	(1)	Financial Statements are listed in the Consolidated Financial Statements Contents on page F-1 of this Annual Report.

	(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.
	(3)	Exhibits.

Exh. #	Document

2.1	Securities Exchange and Acquisition Agreement, dated as of August 5, 2014, by and between Your Internet Defender Inc. and Corindus, Inc., (incorporated herein by reference to Exhibit No. 2.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File. No. 333-176581))

2.2

Plan of Conversion, dated as of June 23, 2016, (incorporated herein by reference to Exhibit No. 2.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))

3.1

Certificate of Conversion as filed with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit No. 3.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))

3.2

Amended and Restated Bylaws, effective June 28, 2016 (incorporated herein by reference to Exhibit No. 3.4 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 29, 2016 (File No. 001-37406))

3.3	Articles of Conversion, as filed with the Secretary of State of the State of Nevada (incorporated herein by reference to Exhibit 3.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K on June 29,2016 (File No. 001-37406))

3.4

Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K on June 29,2016 (File No. 001-37406))

3.5

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit No. 3.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

3.6

Certificate of Amendment of Certificate of Incorporation of Corindus Vascular Robotics, Inc. as filed with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit No. 3.1 to Corindus Vascular Robotics, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001– 37406))

4.1	Form of Warrant (incorporated herein by reference to Exhibit No. 10.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

4.2	Form of Warrant to Purchase Stock (incorporated herein by reference to Exhibit No. 4.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 19, 2018 (File No. 001-37406))

4.3	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-3 filed on April 17, 2017 (File No. 333-217344))

4.4	Specimen Series A Convertible Preferred Stock Certificate*

4.5	Specimen Series A-1 Convertible Preferred Stock Certificate*

4.6	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 14, 2019 (File No. 001-37406))

10.1

Lease Agreement, dated October 24, 2012, between Beaver Group LLC and Corindus, Inc. (incorporated herein by reference to Exhibit No. 10.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581))

10.2

Loan and Security Agreement, dated June 11, 2014 between Corindus, Inc. and Steward Capital Holdings (incorporated herein by reference to Exhibit 10.4 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581)

10.3

Intellectual Property Loan Agreement, dated June 11, 2014, by and between Corindus, Inc. and Steward Capital Holdings (incorporated herein by reference to Exhibit 10.6 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581))

10.4

Replacement Warrant to Steward Capital Holdings (incorporated by reference to Exhibit 10.23 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K/A filed on August 15, 2014 (File No. 333-176581))

10.5	Demand Registration Rights Agreement (incorporated by reference to Exhibit 10.10 to the Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 6, 2014 (File No. 333-176581))

10.6#	Employment Agreement, dated May 22, 2015, between Corindus Vascular Robotics, Inc. and David W. Long (incorporated herein by reference to Exhibit 10.2 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1/A filed on May 26, 2015 (File No. 333-204037))

10.7#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 99.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on January 29, 2016 (File No. 001-37406))

10.8#	Employment Agreement, dated February 23, 2016, between Corindus Vascular Robotics, Inc. and Mark J. Toland (incorporated herein by reference to Exhibit 99.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on February 26, 2016 (File No. 001-37406))

10.9#	Amended and Restated 2014 Stock Award Plan (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 27, 2017 (File No. 001-37406))

10.10#

2014 Stock Award Plan Stock Option Grant Notice (incorporated herein by reference to Exhibit 10.16 to Corindus Vascular Robotics, Inc.’s Registration Statement on Form S-1/A filed on May 26, 2015 (File No. 333-204037))

10.11#	Employment Agreement, dated October 3, 2016, between Corindus Vascular Robotics, Inc. and Jeff Lemaster (incorporated herein by reference to Exhibit 10.3 to Corindus Vascular Robotics, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 001-37406))

10.12#	Employment Agreement, dated June 15, 2018, between Corindus Vascular Robotics, Inc. and Douglas Teany*

10.13	First Amendment to Commercial Lease, dated October 24, 2016 (incorporated herein by reference to Exhibit 10.2 to Corindus Vascular Robotics, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 001-37406))

10.14	Form of Securities Purchase Agreement, dated February 28, 2017, between Corindus Vascular Robotics, Inc. and certain purchasers (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-37406))

10.15

Securities Purchase Agreement dated March 16, 2018 by and among Corindus Vascular Robotics, Inc. and the investors named therein (incorporated herein by reference to Exhibit No. 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

10.16

Form of Registration Rights Agreement, dated March 15, 2017, between Corindus Vascular Robotics, Inc. and certain purchasers (incorporated herein by reference to Exhibit 10.42 to Corindus Vascular Robotics, Inc.’s Annual Report on Form 10-K filed on March 15, 2017 (File No. 001-37406))

10.17#	Director Compensation Policy, as amended and restated effective February 1, 2019*

10.18#	Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.26 to Corindus Vascular Robotics, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-37406)

10.19	Form of Voting Agreement (incorporated herein by reference to Exhibit No. 10.4 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

10.20

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit No. 10.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 16, 2018 (File No. 001– 37406))

10.21

Loan and Security Agreement, dated March 16, 2018, by and among Corindus Vascular Robotics, Inc. and the parties named therein (incorporated herein by reference to Exhibit No. 10.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 19, 2018 (File No. 001-37406))

10.22

Loan and Security Agreement, dated March 16, 2018, by and among Corindus Vascular Robotics, Inc. and the parties named therein (incorporated herein by reference to Exhibit No. 10.3 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 19, 2018 (File No. 001-37406))

10.23#	2018 Stock Award Plan (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-37406))

10.24

Sales Agreement, dated August 31, 2018, by and between Corindus Vascular Robotics. Inc. and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on August 31, 2018 (File No. 001-37406))

10.25

Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit No. 10.1 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on February 27, 2019 (File No. 001– 37406))

10.26

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit No. 10.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on February 27, 2019 (File No. 001– 37406))

10.27	Form of Securities Purchase Agreement, dated March 12, 2019, by and among Corindus Vascular Robotics, Inc. and the Purchasers named therein (incorporated by reference to Exhibit No. 10.1 to Corindus Vascular Robotics, Inc.'s Current Report on Form 8-K filed on March 14, 2019 (File No. 001-37406))

10.28	Form of Registration Rights Agreement, dated March 12, 2019, by and among Corindus Vascular Robotics, Inc. and the Signatories thereto (incorporated by reference to Exhibit No. 10.2 to Corindus Vascular Robotics, Inc.’s Current Report on Form 8-K filed on March 14, 2019 (File No. 001-37406))

10.29	First Amendment to Loan and Security Agreement, dated March 14, 2019 by and among Corindus Vascular Robotics, Inc. and the parties named therein (incorporated herein by reference to Exhibit 10.3 to Corindus Vascular Robotics. Inc.’s Current Report on Form 8-K filed on March 14, 2019 (File No. 001-37406))

21	List of Subsidiaries of Corindus Vascular Robotics, Inc.*

23.1	Consent of Ernst & Young LLP*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 18, 2019.*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 18, 2019.*

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 18, 2019.* **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

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

DATE: March 18, 2019

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

Signature	Capacity	Date

/s/ Mark J. Toland	Chief Executive Officer, President and Director	March 18, 2019
Mark J. Toland	(Principal Executive Officer)

/s/ David W. Long	Chief Financial Officer, Senior Vice President,	March 18, 2019
David W. Long	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Jeffrey C. Lightcap	Chairman	March 18, 2019
Jeffrey C. Lightcap

/s/ Jeffrey G. Gold	Director	March 18, 2019
Jeffrey G. Gold

/s/ Campbell D. Rogers	Director	March 18, 2019
Campbell D. Rogers

/s/ Louis A. Cannon	Director	March 18, 2019
Louis A. Cannon

/s/ Nathan R. Harrington	Director	March 18, 2019
Nathan R. Harrington

/s/ Douglas L. Braunstein	Director	March 18, 2019
Douglas L. Braunstein

/s/ James R. Tobin	Director	March 18, 2019
James R. Tobin

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Corindus Vascular Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corindus Vascular Robotics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606), and the related amendments.

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

Boston, Massachusetts

March 18, 2019

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$23,849	$17,458
Accounts receivable	4,599	2,863
Inventories, net	2,508	2,103
Prepaid expenses and other current assets	447	539
Total current assets	31,403	22,963

Property and equipment, net	1,779	1,452
Deposits and other assets	343	151
Total assets	$33,525	$24,566

Liabilities, preferred stock and stockholders’ (deficit) equity
Current Liabilities:
Accounts payable	$3,591	$2,416
Accrued expenses	3,292	3,637
Customer deposits	—	93
Deferred revenue	662	339
Current portion of capital lease obligation	56	49
Current portion of long-term debt	1,011	—
Total current liabilities	8,612	6,534

Long-term Liabilities
Deferred revenue, net of current portion	285	342
Long-term capital lease obligation, net of current portion	46	102
Other liabilities	62	73
Long-term debt	10,774	—
Total long-term liabilities	11,167	517
Total liabilities	19,779	7,051

Commitments and Contingencies (Note 12)

Preferred stock:
Series A convertible preferred stock, $0.0001 par value; 1,000,000 shares designated, issued and outstanding at December 31, 2018 and none designated, issued or outstanding at December 31, 2017	20,564	—
Series A-1 convertible preferred stock, $0.0001 par value; 1,000,000 shares designated and 70,400 shares issued and outstanding at December 31, 2018 and none designated, issued or outstanding at December 31, 2017	2,388	—
Total preferred stock	22,952	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares designated at December 31, 2018 and none designated, issued or outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 350,000,000 and 250,000,000 shares authorized; 191,731,152 and 188,764,851 shares issued and outstanding at December 31, 2018 and 2017, respectively	19	19
Additional paid-in capital	206,165	198,337
Accumulated deficit	(215,390)	(180,841)
Total stockholders’ (deficit) equity	(9,206)	17,515
Total liabilities, preferred stock and stockholders’ (deficit) equity	$33,525	$24,566

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017

Revenue	$10,781	$9,650
Cost of revenue	8,673	9,265
Gross profit	2,108	385

Operating expenses:
Research and development	8,769	9,517
Selling, general and administrative	27,300	24,777
Restructuring charge	346	—
Total operating expense	36,415	34,294

Operating loss	(34,307)	(33,909)

Other income (expense):
Warrant revaluation	120	—
Interest, net	(884)	(208)
Other, net	82	(6)
Total other income (expense), net	(682)	(214)

Net loss	$(34,989)	$(34,123)

Accretion of beneficial conversion feature of Series A preferred stock	(5,266)	—
Dividends on preferred stock	(2,388)	—
Net loss attributable to common stockholders	$(42,643)	$(34,123)
Net loss per share attributable to common stockholders--basic and diluted	$(0.22)	$(0.20)
Weighted-average common shares used in computing net loss per share attributable to common stockholders--basic and diluted	189,619,507	173,925,450
Comprehensive loss	$(34,989)	$(34,123)

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock, $0.0001 Par Value		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	—	—	119,025,221	12	150,776	(146,718)	4,070
Stock-based compensation expense	—	—	—	—	2,892	—	2,892
Issuance of common stock in connection with private placement of common stock, net of issuance costs of $415	—	—	68,055,700	7	44,604	—	44,611
Issuance of common stock upon exercise of stock options	—	—	261,670	—	65	—	65
Issuance of common stock upon exercise of warrants	—	—	1,393,605	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	26,362	—	—	—	—
Issuance of common stock	—	—	2,293	—	—	—	—
Net loss	—	—	—	—	—	(34,123)	(34,123)
Balance at December 31, 2017	—	—	188,764,851	19	198,337	(180,841)	17,515
Cumulative effect of a change in accounting principle	—	—	—	—	—	440	440
Stock-based compensation expense	—	—	—	—	3,204	—	3,204
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $329	1,000,000	20,564	—	—	—	—	—
Issuance of warrants in connection with private placement	—	—	—	—	4,108	—	4,108
Beneficial conversion feature of Series A and Series A-1 preferred stock	—	(5,266)	—	—	5,266	—	5,266
Accretion of beneficial conversion feature of Series A and Series A-1 preferred stock	—	5,266	—	—	(5,266)	—	(5,266)
Accrued dividends on Series A preferred stock	—	628	—	—	(628)	—	(628)
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	70,400	1,760	—	—	(1,760)	—	(1,760)
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $375	—	—	2,569,159	—	2,688	—	2,688
Issuance of common stock upon vesting of restricted stock units	—	—	197,589	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	180,587	—	108	—	108
Common stock withheld to pay statutory minimum withholding taxes on exercise of stock options	—	—	(12,048)	—	(13)	—	(13)
Issuance of common stock to non-employee directors	—	—	31,014	—	31	—	31
Reclassification of warrant liability	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	(34,989)	(34,989)
Balance at December 31, 2018	1,070,400	$22,952	191,731,152	$19	$206,165	$(215,390)	$(9,206)

The accompanying notes are an integral part of the consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(34,989)	$(34,123)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	853	723
Stock-based compensation expense	3,235	2,892
Accretion of interest expense	328	101
Write down of inventories	268	268
Warrant liability revaluation	(120)	—
Loss on disposal of property and equipment	62	28
Changes in operating assets and liabilities:
Accounts receivable	(1,736)	(2,479)
Due from related party	—	250
Prepaid expenses and other current assets	130	(91)
Inventories	(1,026)	(1,638)
Deposits and other assets	18	(1)
Accounts payable, accrued expenses and other liabilities	689	1,817
Customer deposits	(93)	93
Deferred revenue	347	(198)
Net cash used in operating activities	(32,034)	(32,358)

Investing activities
Purchase of property and equipment	(736)	(245)
Collection of notes receivable	—	71
Net cash used in investing activities	(736)	(174)

Financing activities
Proceeds from issuance of Series A preferred stock and warrants, net of issuance costs	24,671	—
Proceeds from issuance of long term debt and warrants, net of deferred financing costs and discounts	11,626	—
Proceeds from issuance of common stock, net of issuance costs	2,818	44,611
Proceeds from exercise of stock options	108	65
Payments for withholding taxes on stock option exercises	(13)	—
Payments on debt	—	(3,856)
Payments on capital lease obligation	(49)	(13)
Net cash provided by financing activities	39,161	40,807

Net increase in cash and cash equivalents	6,391	8,275
Cash and cash equivalents at beginning of period	17,458	9,183
Cash and cash equivalents at end of period	$23,849	$17,458

Supplemental Cash Flow Information
Fair value of warrants issued with Series A preferred stock	$4,162	$—
Fair value of warrants issued with long-term debt	$210	$—
Accrued dividends on Series A preferred stock	$628	$—
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	$1,760	$—
Financing costs included in account payable and accrued expenses	$130	$—
Transfer from inventories to property and equipment in the field	$425	$812
Interest paid	$878	$157
Assets acquired under capital lease	$—	$164

The accompanying notes are an integral part of the consolidated financial statements.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

1.	Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), formerly named Your Internet Defender, Inc. (“YIDI”), acquired Corindus, Inc., a privately-held company, in a reverse acquisition on August 12, 2014 (the “Acquisition”). The Company was previously a Nevada corporation, but effective June 28, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company has its corporate headquarters, manufacturing and a research and development facility in Waltham, Massachusetts and the Company is engaged in the design, manufacture and sales of precision vascular robotic-assisted systems (the “CorPath System”) for use in interventional vascular procedures.

Since its inception on March 21, 2002, the Company has devoted its efforts principally to research and development and business development activities. In July 2012, the Company received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for the CorPath 200 System and initiated a limited commercial launch in the United States. In 2013, the Company moved into the growth stage, investing in sales and marketing in order to build the customer base. While the Company’s device is initially cleared for and targeting percutaneous coronary intervention (“PCI”) and peripheral vascular procedures, the Company believes its technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neurointerventional and other more complex cardiac interventions such as structural heart procedures.

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

Liquidity

On March 16, 2018, the Company completed a financing arrangement with two lenders which provided for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022. As of December 31, 2018, we had $12,000 in principal outstanding under the term loan facility and no principal outstanding under the revolving loan facility. The Company will begin making the monthly $400 principal payments on October 1, 2019. As of December 31, 2018, the Company had not achieved the gross profit or equity financing milestones required to draw on the additional $11,000 potentially available under the term loan facility. The revolving line-of-credit also has various covenants which restrict its availability and for which the Company currently does not meet such restrictions.  On March 14, 2019, the Company amended its financing arrangement with its two lenders to add an additional term loan of $2,750, all of which was outstanding principal as of March 14, 2019.  The $2,750 term loan is interest only through April 1, 2020 after which the principal will be due in twenty-four consecutive monthly payments.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

On August 31, 2018, the Company entered into a Common Stock Sales Agreement with Cowen and Company, LLC. See Note 8 for additional details. During the year ended December 31, 2018, the Company received net proceeds of $2,688 under the Sales Agreement through the sale of its common stock.

In the first quarter of 2019, the Company closed a private placement with a large institutional investor and existing stockholders consisting of the sale of 14,384,840 shares of the Company’s common stock, at a price of $1.3796 per share for gross proceeds of approximately $19,800 and net proceeds of approximately $19,500. The shares sold in the private placement are subject to a contractual six-month lock-up.

The Company has incurred losses since inception and has funded its cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2018, the Company had an accumulated deficit of $215,390. As of December 31, 2018, the Company had cash and cash equivalents of $23,849 and working capital of $22,791.

              The Company has evaluated whether or not its cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through March 18, 2020 as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on the Company’s current forecast of annual cash flow deficits the Company will not have sufficient resources to meet its cash requirements through March 18, 2020.

              Management has considered its plans to alleviate its projected cash deficit at March 18, 2020 and the probability and effectiveness of such plans eliminating its cash deficit at March 18, 2020. In the event the Company does not achieve the Company’s year to date plan revenue by the third quarter of 2019 or obtain anticipated financing, the Company will undertake the following activities to reduce its cash flow deficits:

●	Eliminate or defer the 2019 discretionary bonus payouts for all bonus eligible employees, including executive management;
●	Reduce spending on prototypes and clinical trials;
●	Eliminate planned headcount additions in research and development, marketing and medical affairs;
●	Defer or limit some or all spending on capital equipment planned for 2019; and
●	Reduce employee travel and entertainment expenses, external consulting resources and its presence at tradeshows.

              It is probable that the above activities can be effectively implemented by management and it is probable that the plans will eliminate the cash deficit at March 18, 2020 such that the Company has the ability to continue as a going concern one year from March 18, 2019. As a result, management believes its plans can be effectively implemented, if required.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit, which was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of December 31, 2018, the Company’s Chief Executive Officer and one of its senior executives represented two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties which are controlled by a company, the Company has consolidated the financial statements of the entity and recognized expenses of $24 and $36 for the years ended December 31, 2018 and 2017, respectively and other income of $40 and $0 for the years ended December 31, 2018 and 2017, respectively. The entity had assets and liabilities of $33 and $1, respectively, on its balance sheet at December 31, 2018 and had assets and liabilities of $15 and $7, respectively, on its balance sheet at December 31, 2017.

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

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Use of Estimates

The process of preparing financial statements in conformity with the United States Generally Accepted Accounting Principles (the “U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory valuation, assumptions used in the valuation of the Company’s preferred stock and warrants, valuation of stock-based awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with original maturity dates of three months or less at the purchase date, to be cash equivalents. From time to time, the Company’s cash balances may exceed federal deposit insurance limits.

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

During 2018, the Company had two items, cash equivalents and warrant liability, measured at fair value on a recurring basis. The warrant liability was reclassed to equity as of December 31, 2018 as described in Note 6. The Company had cash equivalents (measured at fair value on a recurring basis) totaling $23,849 and $0 at December 31, 2018 and 2017, respectively, which were valued based on Level l inputs. The warrant liability relates to warrants to purchase shares of the Company’s common stock that were issued to the Company’s lenders in connection with a debt financing arrangement executed on March 16, 2018. See Note 8 for additional details. The fair value of these warrants was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

In order to determine the fair value of these warrants, the Company utilized a Monte-Carlo simulation in combination with a Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Estimates and assumptions impacting the fair value measurement include the fair value of the underlying shares of common stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock and management’s assessment of the probability of additional borrowing on the credit facility. Due to the available public market information for the Company’s common stock for only a limited period of time, the Company estimates its expected stock volatility based on a blended approach utilizing the Company’s historical volatility of its common stock and the historical volatility of publicly traded guideline companies for a term equal to the estimated remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated no expected dividend yield based on the fact that the Company has never paid or declared dividends on its common stock and does not intend to do so in the foreseeable future. The Company also estimated the number of shares issuable under the warrant based upon its assessment of the timing and amounts of future advances drawn under the financing arrangement.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The assumptions that the Company used to determine the fair value of these warrants are as follows:

	March 16, 2018 (Date of Issuance)	December 31, 2018
Volatility	75.0% to 83.0%	81.0%
Risk-free interest rate	2.8%	2.7%
Estimated term (in years)	8.5 to 10.0	9.2

The following table sets forth a summary of changes in fair value of the Company’s common stock warrant based on Level 3 inputs:

Balance at December 31, 2017	$—
Issuance of warrants in connection with debt financing arrangements	210
Revaluation of warrants	(120)
Reclass to equity	(90)
Balance at December 31, 2018	$—

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

Concentrations of Credit Risk and Significant Customers

The Company had the following customers that accounted for greater than 10.0% of its revenues for the years ended December 31, 2018 and 2017, respectively:

	For the Year ended December 31,
Customer	2018	2017
A	20%	20%
B	14%	8%

Customer A accounted for 15% of the Company’s account receivable balance at December 31, 2018. Additionally, the Company had four other customers that together accounted for 60% of its accounts receivable balance at December 31, 2018, but none of these customers exceeded 10% of its revenues in 2018. Given the current revenue levels, in a period in which the Company sells a system, the customer is likely to represent a significant customer.

The Company had five other customers that together accounted for 84% of the Company’s accounts receivable balance at December 31, 2017, but none of these customers exceeded 10% of its revenues in 2017.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Revenues from domestic customers were $7,050 and $6,694 for the years ending December 31, 2018 and 2017, respectively. Revenues from international customers were $3,731 and $2,956 for the years ending December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance for doubtful accounts, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. The Company’s accounts receivable consist primarily of amounts due from large, well-capitalized customers and while the Company reviews their creditworthiness, collectability is generally not an issue. The Company records an allowance for doubtful accounts, when necessary, based on the potential for collectability issues within the customer base. The Company’s allowance for doubtful accounts was $0 at December 31, 2018 and 2017.

Product Warranty

Customers are permitted to return defective products under the Company’s standard product warranty program. For CorPath Systems, the Company’s standard one-year warranty provides for the repair of any product that malfunctions. Return and replacement can only occur if a material breach of the warranty remains uncured for 30 days. The warranty liability is included within accrued expenses on the consolidated balance sheets. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2016	$57
Provision for warranty obligations	352
Settlements	(113)
Balance at December 31, 2017	296
Provision for warranty obligations	122
Settlements	(181)
Balance at December 31, 2018	$237

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

Property and Equipment

Property and equipment is carried at cost. Major items and betterments are capitalized; maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Software costs that do not meet capitalization criteria are expensed as incurred. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the CorPath System. Field equipment represents internally manufactured capital equipment placed at customer locations under programs that involve the customer’s agreement to provide their facility as a training/show site for other potential customers while purchasing cassettes for their cases performed. As of December 31, 2018, the Company had placed two CorPath GRX field equipment units and one CorPath GRX for customer’s evaluation purposes.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Depreciation on the demonstration equipment is charged to selling, general and administrative and the depreciation on the field equipment is charged to cost of revenue.

Depreciation is computed under the straight-line method over the estimated useful lives of the respective assets.

Depreciation is provided over the following estimated asset lives:

Machinery and equipment	5 years
Computer equipment	3 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of life of lease or useful life
Vendor tooling	1.5 - 3.0 years, based on planned usage
Software	4 years
Demonstration equipment	3 years
Field equipment	3 years

Impairment of Long-Lived Assets

An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. The Company’s long-lived assets principally consist of property and equipment. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and estimated future undiscounted cash flows of the underlying assets. There were no impairment charges or indicators of impairment for the years ended December 31, 2018 and 2017.

Revenue from Contracts with Customers

Adoption of ASC 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 resulted in a cumulative impact of $353 related to revenue and $87 related to capitalized contract costs as of the adoption date. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s products to its customers and will provide financial statement readers with enhanced disclosures.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of December 31, 2017, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018:

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

	As Reported at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Prepaid expenses and other current assets	$539	$38	$577
Deposits and other assets	$151	$321	$472

Liabilities:
Deferred revenue	$339	$(68)	$271
Deferred revenue, net of current portion	$342	$(13)	$329

Stockholders’ (deficit) equity:
Accumulated deficit	$(180,841)	$440	$(180,401)

The following tables compare the reported consolidated balance sheets and statements of operations, as of and for the year ended December 31, 2018, to the pro-forma amounts as if the previous guidance had been in effect:

	As of December 31, 2018
Balance Sheet	As Reported	Pro-forma as if the previous guidance was in effect
Assets:
Prepaid expenses and other current assets	$447	$319
Deposits and other assets	$343	$191

Liabilities:
Deferred revenue	$662	$756
Deferred revenue, net of current portion	$285	$284

Stockholders’ (deficit) equity:
Accumulated deficit	$(215,390)	$(215,764)

	Year Ended December 31, 2018
Statement of Operations	As Reported	Pro-forma as if the previous guidance was in effect

Revenue	$10,781	$10,824
Selling, general and administrative	27,300	27,277
Net loss	$(34,989)	$(34,923)

Net loss attributable to common stockholders	$(42,643)	$(42,577)

Net loss per share attributable to common stockholders-basic and diluted	$(0.22)	$(0.22)

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The most significant impact was the recognition pattern for promised goods and services related to the Company’s service plans. The new standard requires revenues to be estimated and recognized upon transfer of the promised goods and services, which resulted in a cumulative adjustment of approximately $353. Under the new standard, the Company is able to recognize revenues upon delivery of certain promised goods, prior to the customers being invoiced based on the contractual arrangement with the Company. Specifically, the Company sells certain extended service plans which may include a specified upgrade or an unspecified upgrade right. Under legacy GAAP, the Company recognized revenue for service plans ratably over the term of the services to be provided. Under the new standard, the Company concluded that the service plans and upgrade rights were distinct performance obligations, and therefore would be recognized as the individual components of the service were delivered. The Company determined that the service component of the plans would continue to be recognized ratably over the term of the agreement, whereas the unspecified upgrade component would be recognized ratably over the term of the unspecified upgrade right, and the specified upgrade component would be recognized at a point in time upon delivery. The change in the timing of revenue recognition is primarily related to the impact associated with the accelerated recognition of specified upgrades. Another impact relates to the requirement to capitalize incremental costs to acquire new contracts, which consist of sales commissions. During previous periods, these costs were expensed as incurred. Adoption of the new standard resulted in the capitalization of $87 of such incremental costs as of January 1, 2018.

Revenue Recognition

The Company generates revenues primarily from the sale of the CorPath System, CorPath Cassettes, accessories and service contracts. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the new revenue recognition accounting standard, the Company performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract, and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. For contracts where the period between performance and payment is greater than one year, the Company assesses whether a significant financing component exists, by applying a discount rate to the expected cash collections. If this difference is significant, the Company will conclude that a significant financing component exists. The Company identified a small number of contracts where the period between performance and payment was greater than one year; however, none of the Company’s contracts contained a significant financing component as of December 31, 2018.

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

Revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Services are expected to be delivered to the customer throughout the term of the contract and the Company believes recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company enters into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include installation, training, maintenance and support services, cassettes, and accessories. The Company allocates the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Revenue is then allocated to the performance obligations using the relative selling prices of each of the performance obligations in the contract.

For all performance obligations, the Company determines the revenue for each deliverable based on its relative selling price in the contract and recognizes revenue upon delivery of the product or service, assuming all other revenue recognition criteria have been met. Revenue for equipment is recognized when the equipment has been delivered, and installation and training have been completed. Revenue for cassettes and optional equipment is recognized when the goods have been delivered. Revenue for maintenance and support services is recognized ratably over the term of the service contract.

Contract Assets

Contract assets include unbilled amounts primarily for maintenance and support service and future cassette purchases where revenue recognized exceeds the amount billed to the customer, and the Company’s right to bill is not until the maintenance and support service period commence or the cassettes are delivered. Amounts may not exceed their net realizable value. Short-term contract assets are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2018. Long-term contract assets are included in deposits and other assets on the Company’s consolidated balance sheets as of December 31, 2018.

Deferred Contract Costs

The Company’s incremental direct costs of obtaining a contract, which generally consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, the Company recognizes sales commission expense when incurred if the amortization period of the assets that it otherwise would have recognized is one year or less. At December 31, 2018 and January 1, 2018, the Company had $64 and $87 of deferred sales commissions, respectively, which are included in deposits and other assets on the Company’s consolidated balance sheet. At times, the Company has other incremental costs associated with obtaining a contract which are deferred until the revenues from the related contract are recognized. Other deferred contract costs would be included in prepaid expenses and other current assets and/or deposits and other assets on the Company’s consolidated balance sheets. The Company had $34 and $119, respectively, of amortization of deferred commissions and other deferred contract costs during the year ended December 31, 2018. These costs are included in selling, general and administrative expenses on the Company’s consolidated statement of operations.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Contract Liabilities

The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized (deferred revenues and customer deposits). The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, the Company assumes all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the year ended December 31, 2018:

Major Products/Service Lines
Product revenue	$10,250
Service revenue	531
Total	$10,781

Timing of Revenue Recognition
Products transferred at a point in time	$10,250
Services transferred over time	500
Services transferred at a point in time	31
Total	$10,781

Product Revenue

The Company generates revenue through the commercial, non-commercial and pre-commercial production and sale of precision vascular robotic-assisted systems, and the single use accessories used in conjunction with such systems.

Revenue from the sale of products is recognized at a point in time when the customer obtains control of the product. The Company recognizes system revenue when the CorPath Systems are delivered and installed and accepted by the end user customer. The Company recognizes cassette revenue when the related cassettes have been shipped or delivered to the end customer based on the terms of the arrangement or contract. All costs related to product sales are recognized at time of delivery. The Company does not provide for rights of return to customers on product sales and, therefore, does not record a provision for returns.

Service Revenue

Revenue generated from maintenance and support service contracts is typically recognized ratably over the term of the service contract.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of performance. Amounts received prior to satisfying the related performance obligations are recorded as deferred revenues in the accompanying balance sheets.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2018.

	Less than 1 year	Greater than 1 year	Total

Product revenue	$376	$551	$$927
Service revenue	604	459	1,063
Total	$980	$1,010	$$1,990

Contract Balances from Contracts with Customers

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract liabilities consist of deferred revenues. The following table presents changes in contract assets and contract liabilities during the year ended December 31, 2018:

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period

Contract assets	$272	$106	$(173)	$205
Contract acquisitions and fulfillment costs:
Deferred contract costs	$87	$130	$(153)	$64
Contract liabilities:
Deferred revenue	$693	$864	$(610)	$947

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$321
Performance obligations satisfied in previous periods	$45

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

Costs to Obtain or Fulfill a Customer Contract

Prior to the adoption of ASC 606, the Company expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. Under ASC 606, the Company currently capitalizes these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate. Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Warrants to Purchase Common Stock

The Company reviews the terms of warrants issued in connection with the applicable accounting guidance and classifies warrants as a long-term liability on the consolidated balance sheets if the warrants do not meet the equity criteria when the number of shares issuable are variable. Warrants to purchase shares of common stock issued in connection with the Company’s long-term debt agreement initially met these criteria because the number of shares would vary with additional draws on the debt and therefore required liability classification. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense), net in the consolidated statements of operations. The Company estimated the fair value of these warrants at issuance and each balance sheet date thereafter using a Monte-Carlo simulation in combination with the Black-Scholes Model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The warrant liability was reclassed to equity as of December 31, 2018 for reasons described in Note 6.

The Company classifies warrants within stockholders’ (deficit) equity on the consolidated balance sheets if the warrants are considered to be indexed to the Company’s own capital stock, and otherwise would be recorded in stockholders’ (deficit) equity. Warrants to purchase common stock issued in connection with the Company’s private placement of convertible preferred stock met these criteria and, therefore, were equity classified.

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary-related expenses and costs of contractors and materials. Cash receipts from collaboration agreements accounted for under ASC 808, Collaborative Arrangements, are netted against the related research and development expenses in the period incurred and totaled $946 and $0, respectively, for the years ended December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefits for its operating losses for the twelve months ended December 31, 2018 and 2017 due to the uncertainty regarding future taxable income.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax laws, the measurements of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates these tax positions on an annual basis. The Company also accrues for potential interests and penalties related to unrecognized tax benefits in income tax expense.

The Company recognizes the tax benefits of tax positions to the extent that the benefits will more likely than not be realized. The determination as to whether the tax benefits will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

On December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has completed its analysis consist with the guidance provided in SAB 118 and the final impact did not result in any material change from the original estimate.

Stock-based Compensation

Subsequent to the adoption of ASU 2018-07 (as described below), the Company recognizes compensation costs resulting from the issuance of service stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of common stock.

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

The Company’s Common Stock is listed on the NYSE American, where it trades under the symbol “CVRS”. The Company utilizes quoted market prices to calculate fair value of stock-based awards.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes Model.

	For the Year ended December 31,
	2018	2017
Risk-free interest rate	2.69-3.10%	1.87-2.38%
Expected term in years	6.25-10.00	6.00-10.00
Expected volatility	64-81%	55-67%
Expected dividend yield	0%	0%

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

Due to a lack of a public market for the Company’s Common Stock for an extended period of time, the Company utilized a combination of the Company’s and comparable public companies’ volatility rates as a proxy of its expected volatility for purposes of the Black-Scholes Model. Stock-based compensation expense is recorded net of estimated forfeitures and is adjusted periodically for actual forfeitures. The Company uses historical data to estimate forfeiture rates. For the years ended December 31, 2018 and 2017, forfeitures were estimated to be 10% and 5%, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of ASC 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the adoption date. The Company adopted this update on July 1, 2018 and the adoption had no material impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (ASC 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. The Company adopted this update on January 1, 2018 and the adoption had no impact to the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230), Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. The Company adopted this update on January 1, 2018 and the adoption had no impact to the Company’s consolidated financial statements.

Other Recent Accounting Pronouncements not yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. The Company has evaluated the changes from this standard to its future financial reporting and disclosures, and has designed and implemented related processes and controls to address these changes. The Company believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

3.            Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	December 31,
	2018	2017
Raw material	$1,036	$945
Work in progress	348	310
Finished goods	1,124	848
Total	$2,508	$2,103

The Company wrote down inventories by $268 during the year ended December 31, 2018 to properly state amounts at the lower of cost or net realizable value.

4.             Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense related to  property and equipment was $700 and $723 for the fiscal years 2018 and 2017, respectively. Property and equipment consist of the following:

	December 31,
	2018	2017
Machinery and equipment	$849	$546
Computer equipment	172	147
Office furniture and equipment	340	320
Leasehold improvements	62	62
Vendor tooling	910	898
Software	813	658
Demonstration equipment	914	593
Field equipment	551	819
Construction in progress	83	—
	4,694	4,043
Less accumulated depreciation and amortization	(2,915)	(2,591)
Property and equipment net	$1,779	$1,452

Construction in progress at December 31, 2018 relates to vendor tooling that is currently in the design and testing stage which will be used in the Company’s production process.

5.             Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Payroll and benefits	$1,715	$1,764
Commissions	570	542
Professional and consultant fees	484	579
Warranty	237	296
Travel expense	86	242
Sales tax payable	59	83
Interest	43	—
Other	98	131
Total	$3,292	$3,637

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

6.            Long-Term Debt

On March 16, 2018, the Company completed a financing arrangement with two lenders which provides for borrowings of up to $26,000 in the form of up to $23,000 in term loans and up to a $3,000 revolving line-of-credit through March 2022.

Term Loan.

As of December 31, 2018, the Company had $12,000 in principal outstanding under the term loan facility and zero outstanding under the revolving loan facility. The initial term loan was made on March 16, 2018 in the amount of $12,000 (Term A Loan) and is repayable in equal monthly installments of principal and interest over 30 months beginning on October 1, 2019. Prior to October 1, 2019, the Company is required to make interest only payments. Term A Loan bears interest at a rate equal to the greater of (a) the ICE Benchmark LIBOR Rate plus 7.25% or (b) 8.83%. The interest rate in effect on Term A Loan was 9.6% at December 31, 2018.

As of December 31, 2018, the Company had not achieved the gross profit or equity financing milestones required to draw on the additional $11,000 potentially available under the term loan facility. Both loan facilities are secured by substantially all of the Company’s personal property other than the Company’s intellectual property. Both loan facilities include customary affirmative and negative covenants. Upon the earlier of the second advance under the term loan facility or the first advance under the revolving loan facility, the Company must also achieve minimum revenue on a monthly basis measured against a percentage of the Company’s Board of Directors-approved projections for the applicable fiscal year. The Company’s failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan facilities. At the Company’s option, the Company may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 2.5% of any amount prepaid if the prepayment occurs through and including the first anniversary of the term loan being issued, 1.5% of the amount prepaid if the prepayment occurs after the first anniversary of the term loan being issued through and including the second anniversary of the term loan being issued, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date through and including the third anniversary of the term loan being issued. The Company is also required to make a final payment of $720 to the lenders equal to 6.0% of the original principal amount of term loans funded. The Company recognizes the final payment using the effective interest method over the term of each term loan. The final payment is included within long term debt on the consolidated balance sheet. As of December 31, 2018, $183 of the discount on the final payment has been accreted.

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

The principal amount outstanding under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 5.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal, plus (b) 0.5%, which interest is payable monthly. Principal amounts borrowed under the revolving line-of-credit may be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Revolving Loan Facility. The revolving line terminates, and all unpaid principal and accrued and unpaid interest with respect thereto is due and payable in full, on March 1, 2022. The Company is also required to pay an annual facility fee on the revolving line of $15 on each anniversary of the Effective Date, a termination fee of $22 if the revolving line is terminated prior to the maturity date for any reason, and an unused revolving line facility fee in an amount equal to 0.5% per annum of the average unused portion of the revolving line payable monthly.

Both loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250, one or more judgments against the Company in an amount greater than $250 individually or in the aggregate, and any default under the other loan facility. The Company was not in default on any conditions of the loan facilities at December 31, 2018.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

In connection with Term A Loan, the Company issued the lenders warrants to purchase 141,287 shares of the Company’s common stock at an exercise price of $1.27 per share. The fair value of the warrants issued was determined to be $210 at the date of issuance and the balance was remeasured at December 31, 2018 (see Note 2), and were reclassified to equity in the accompanying consolidated balance sheet. The Company also incurred costs of $373 related to the issuance of the credit facility. After allocating the costs between the Term Loan and the revolving line-of-credit the Company recorded a debt discount of $532 to the Term loan which is being amortized to interest expense using the effective interest method and $51 of costs allocated to the revolving line-of-credit were recorded in other assets and are being recognized as interest expense on a straight-line basis.

Future principal payments under the term loan facility as of December 31, 2018 are as follows:

Year Ending December 31,	Amount
2019	$1,200
2020	4,800
2021	4,800
2022	1,200
$12,000

7.            Income Taxes

There was no federal or state provision for income taxes for the years ended December 31, 2018 or 2017 due to the Company’s operating losses and a full valuation allowance on deferred income tax assets for all periods since inception. All of the Company’s losses before provision for income taxes are attributable to its United States operations.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	Years ended December 31,
	2018	2017
Statutory U.S. federal rate	21.0%	34.0%
State income tax	2.2	2.6
Permanent items	(0.1)	0.3
Other	(0.9)	1.0
Change in state tax rate	(0.2)	0.1
Deferred federal rate reduction (Effect of US tax reform)	—	(58.9)
Federal R&D credit	0.9	1.0
State R&D and other credits	0.5	0.5
Change in valuation allowance	(23.4)	19.4
Total expense (benefit)	—%	—%
F-23

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and the related valuation allowance were as follows:

	Years ended December 31,
	2018	2017
Deferred income tax assets:
Operating loss carryforward	$43,428	$35,950
Start-up expenditures	1,237	1,404
Property and equipment	1	40
Intangibles	1,142	—
Stock-based compensation expense	1,733	1,420
R&D investment tax credit carryforwards	3,434	2,928
Accrued expenses and other	778	628
Total deferred income tax assets	51,753	42,370

Deferred income tax liabilities:
Deferred commissions	(15)	—
Total deferred income tax liabilities	(15)	—

Net deferred income tax assets before valuation allowance	51,738	42,370
Valuation allowance	(51,738)	(42,370)
Net deferred income tax assets	$—	$—

On December 22, 2017, the SEC staff issued SAB 118 which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has completed its analysis consistent with the guidance provided in SAB 118 and the final impact did not result in any material change from the original estimate.

In 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the previous exception in GAAP prohibiting an entity from recognizing current and deferred income tax expenses or benefits related to the transfer of assets, other than inventory, within the consolidated entity. The exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. ASU 2016-16 became effective January 1, 2018. In 2018, upon adoption of ASU 2016-16, the Company recorded a deferred tax asset and corresponding full valuation allowance of $1,296 million equal to the unamortized cost of intellectual property rights transferred to the United States in 2010 multiplied by an appropriate statutory rate. There was no cumulative effect adjustment to “Accumulated deficit” using the modified-retrospective adoption method.

The Company has provided a full valuation allowance against the deferred income tax assets, since it has a history of losses, which are all attributable to the U.S. and currently does not have enough positive evidence required under U.S. GAAP to reverse its valuation allowance. Management does not believe it is more likely than not that its deferred tax assets relating to the loss carryforwards and other temporary differences will be realized in the future. For the year ended December 31, 2017, the valuation allowance decreased by $6,338, resulting principally from the change in deferred federal tax rate from 34% to 21% due to the U.S. tax reform. For the year ended December 31, 2018, the valuation allowance increased by $9,368, resulting principally from an increase in operating loss carryforwards.

As a result of passage of the 2017 U.S. Tax Reform (“TCJA”), net operating losses generated in years ending after December 31, 2018 will be carried forward indefinitely and can no longer be carried back, and net operating losses generated in years beginning after December 31, 2017, can only reduce taxable income by 80% when utilized in a future period. The exact ramifications of the legislation are subject to interpretation and could have a material impact on the Company’s financial position and/or results of operations. The TCJA is complex and far-reaching, and its effect, whether adverse or favorable, may not become evident for some period of time. Due to cumulative losses, the Company continues to maintain a full valuation allowance against deferred tax assets.

At December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of approximately $180,780 and $103,703, respectively, that can be carried forward and offset against future taxable income. The federal NOL carryforward will begin to expire in 2028. In 2018, the Company generated a federal NOL of $32,182, which can be carried forward indefinitely. The state NOL carryforward will expire in various amounts, but none before 2022.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The Company also had federal and state tax credits of approximately $2,254 and $1,493 at December 31, 2018, respectively, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various times beginning in 2029 for federal purposes and 2019 for state purposes.

Utilization of net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. Through December 31, 2018, the Company had completed several financings since its inception which it believes had not resulted in any changes in ownership as defined by Sections 382 and 383 of the Internal Revenue Code. If the financings caused an “ownership change”, generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period, the Company’s attributes may be subject to an annual limitation. Subsequent ownership changes may further affect the limitation in future years.

Significant judgment is required in evaluating the Company’s tax positions and in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As of December 31, 2018, the Company was not under audit in any tax jurisdiction. The U.S. statute of limitations will remain open to examination by the tax authorities until the utilization of net operating loss carryforwards. The Company accrues interest and penalties, if any, related to unrecognized tax benefits in income tax expenses.

8.       Stockholders’ (Deficit) Equity

Common Stock

On April 10, 2018, the Board of Directors authorized the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 350,000,000 shares. This amendment was approved by the Company’s stockholders on May 31, 2018. There was no change in the stated par value of the shares as a result of this amendment. Holders of Common Stock shall be entitled to receive dividends when and if declared by the Board of Directors. No dividends on Common Stock shares have been declared to date.

At December 31, 2018, there were 34,801,224 shares of common stock reserved for the potential exercise of warrants (9,246,315), stock options (25,391,173), and restricted stock units (163,736) and 11,128,882 shares that are available for grant under the 2018 Stock Award Plan. Additionally, there were 20,000,000 shares of common stock reserved for the potential conversion of and Series A Preferred Stock and 12,000,000 shares of common stock reserved for the potential conversion of and Series A-1 Preferred stock.

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

Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay Cowen a commission equal to 3% of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement. During the twelve months ended December 31, 2018, the Company sold 2,569,159 shares of common stock at a weighted average per share price of $1.19 at the market pursuant to the Sales Agreement for $2,688 in net proceeds. The Company is not obligated to make any sales of common stock under the Sales Agreement and cannot provide any assurances that it will issue any additional shares pursuant to the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

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

On March 16, 2018, the Company issued 1,000,000 shares of Series A Preferred Stock along with warrants to purchase up to 8,750,000 shares of the Company’s common stock at an exercise price per share of $1.40 for proceeds of $24,671, net of issuance costs of $329. The Preferred Stock is classified outside of stockholders’ (deficit) equity because the shares contain certain redemption features which require redemption upon a change in control of the Company. The warrants were determined to be equity classified and are recorded in additional paid-in capital. The Company recorded the Series A Preferred Stock and the warrants at their relative fair values which were $20,838 and $4,162, respectively. The conversion option was determined to have a beneficial conversion feature which was valued at $5,236 and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

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

The Company used the following assumptions for the valuation of these warrants at the issuance date.

Risk-free interest rate	2.9%
Dividend yield	0.0%
Expected volatility	61.6%
Expected term (in years)	10.0

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

The Company used the following assumptions utilized in the valuation of the Series A Preferred Stock at the issuance date:

Expected volatility of future equity	45.9%
Estimated timing of Series A Preferred
Stock liquidity event (in years)	3.8

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

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Voting Rights. For so long as HEC Master Fund LP beneficially owns at least a majority of the outstanding Preferred Stock, the preferred stockholders will be entitled to vote with the shares of Common Stock and not as a separate class, at any annual or special meeting of shareholders of the Company upon the following basis: each holder shall be entitled to a number of votes in respect of the shares of Preferred Stock owned of record by it equal to the number of shares of Common Stock determined by dividing (x) the number of shares of Preferred Stock held by such holder by (y) $1.29, the closing price per share of the Common Stock on the NYSE American on March 15, 2018, as of the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited. For so long as at least 10% of the shares of Preferred Stock purchased under the purchase agreement remains outstanding the Company may not directly or indirectly (i) amend, alter, repeal or otherwise modify any provision of the Certificate of Incorporation, the Certificate of Designation or the Bylaws in a manner that would alter or change the terms or the powers, preferences, rights or privileges of the Preferred Stock as to affect them adversely, (ii) create (by reclassification or otherwise) or authorize any senior securities or any parity securities, or (iii) issue, or authorize for issuance, any new shares of Preferred Stock without the prior affirmative vote or written consent of the holders of at least a majority of the then-issued and outstanding shares of Preferred Stock. For so long as HEC Master Fund LP holds at least a majority of the outstanding shares of Preferred Stock, the Company may not directly or indirectly (a) incur or guarantee, assume or suffer to exist any indebtedness (other than permitted indebtedness), (b) sell, lease, license, assign, transfer, spin-off, split-off, close, convey, encumber, pledge or otherwise dispose of any intellectual property owned whether in a single transaction or a series of related transactions to any person(s), other than pursuant to permitted indebtedness; (c) engage in any material line of business substantially different from those lines of business conducted by or publicly contemplated to be conducted by the Company on the initial issuance date unless such engagement in the line of business has received the prior approval of the Board; (d) modify its corporate structure, unless such modification has received the prior approval of the Board; or (e) enter into any agreement with respect to the foregoing without the affirmative vote or written consent of the holders representing at least a majority of the then-issued and outstanding shares of Preferred Stock. In the election of directors to the Company, for so long as the holders of Preferred Stock hold at least 25% of the shares of Preferred Stock purchased under the purchase agreement, the holders of the Preferred Stock, voting as a separate class, shall be entitled to elect by majority vote one individual to the Company’s Board.

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

As of December 31, 2018, the redemption value and Liquidation Preference of the Preferred Stock was $26,760 and it was convertible into 21,408,000 shares of the Company’s Common Stock. On April 16, 2018, July 16, 2018, October 15, 2018, and January 15, 2019 (the Series A dividend payment dates), the Company issued 10,400, 30,000, 30,000, and 30,000 shares, respectively, of Series A-1 Preferred Stock to the holders of Series A Preferred Stock to fulfill the dividend payment obligation.

9.           Stock-based Compensation

In connection with the Acquisition, Corindus exchanged options to purchase shares of its Common Stock for YIDI’s options to purchase shares of YIDI’s Common Stock (the “Replacement Plan Options”). The 2014 Stock Award Plan is the replacement plan for options previously awarded under the Corindus, Inc. 2006 Umbrella Option Plan and the Corindus, Inc. 2008 Stock Incentive Plan, and is the plan under which all future Company options will be issued. The 2014 Stock Award Plan was limited to award issuances which in the aggregate could not exceed 9,035,016 shares, all of which shares will be used for the issuance of the Company stock-based awards, including options to purchase common stock, restricted stock and restricted stock units. Replacement Plan Options are exercisable for up to ten years from the date of original vesting commencement date of the options.

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

On May 31, 2018, the stockholders of the Company approved the 2018 Stock Award Plan at the Company’s 2018 Annual Meeting of Stockholders (the “Annual Meeting”). The 2018 Stock Award Plan was previously adopted by the Company’s Board of Directors, subject to stockholder approval, and became effective upon the receipt of stockholder approval at the Annual Meeting. As a result of the approval, the Amended and Restated 2014 Stock Award Plan was terminated. The 2018 Stock Award plan included 17,500,000 new shares of the Company’s common stock that were available for issuance under the plan, as well as up to 19,558,403 additional shares that may be issued if awards outstanding under the 2014 Stock Award Plan are cancelled or expire on or after the date of the Annual Meeting.

During 2018, the Company issued certain stock-based awards that contain both market and service-based vesting conditions. Each of these stock-based awards is contingent on the recipient still providing services to the Company on the date of such achievement. Portions of the awards vest upon the Company’s stock price achieving certain targets for a period of at least 20 consecutive trading days at any time before May 31, 2021. The Company estimated the fair value of these market condition stock-based awards using a Monte Carlo simulation, which involves a series of random scenarios that may take different future price paths over the award’s contractual life. The grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by the stock price of the Company’s Common Stock, as well as assumptions regarding a number of complex and subjective variables including its expected stock price volatility over the expected term of the awards, and risk-free interest rate. The total number of shares of Common Stock that are subject to issuance under these market condition stock-based awards is 5,183,322 shares. The Company records expenses on these stock-based awards ratably over the expected term of the award.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term/Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	18,215,932	$1.29	7.64	$1,830
Granted	10,209,322	$0.85
Exercised	(168,539)	$0.75
Canceled	(2,865,542)	$1.52
Outstanding at December 31, 2018	25,391,173	$1.09	7.73	$1,460
Exercisable at December 31, 2018	11,413,154	$1.19	6.33	$864
Vested and expected to vest at December 31, 2018	23,993,371	$1.09	7.66	$1,432

The fair value of employee options is estimated on the date of each grant using the Black-Scholes Model. The weighted-average grant date fair value of options granted during the year ended December 31, 2018 and 2017 were $0.46 and $0.81, respectively. As of December 31, 2018, there was approximately $6,214 of unrecognized compensation cost related to non-vested stock-based compensation arrangements under the 2018 Stock Award Plan. That cost was expected to be recognized over a weighted-average period of 2.33 years.

The total intrinsic value of options exercised in 2018 was $28.

Restricted stock units of 334,955 and 68,768 shares of common stock were granted to non-employee directors in 2018 and 2017, respectively. Upon vesting, the Company issues shares of common stock for its restricted stock units. The shares issued have a required holding period of 36 months from the grant date of the restricted stock units. As a result, the Company has valued the restricted stock units based on the closing price of the Company’s common stock on the date of grant less a discount of 18% for lack of marketability during the holding period. The 18% discount was calculated based on various studies quantifying discounts for lack of marketability with similar metrics to the Company. The factors considered in the discount for lack of marketability analysis include market value of equity, holding period, total revenue, total assets, volatility, total shareholders’ equity, and net income. Restricted stock studies are a source of public information on the discount for lack of marketability as the focus of these studies is the purchase of restricted securities. Restricted securities are shares issued and sold by a publicly traded company without prior registration with the Securities and Exchange Commission. Because of the restriction on the marketability of the securities, companies purchase the securities at prices lower than the price of a registered security of the same company. The difference between the two prices represents the discount for the lack of marketability. The related compensation expense is being amortized over the twelve-month vesting period. Compensation costs recognized related to these awards totaled $149 and $27 in 2018 and 2017, respectively, and were included in selling, general and administrative in the accompanying consolidated statement of operations.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

The following table summarizes the activities for the Company’s unvested restricted stock units for the year ended December 31, 2018:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- average Grant Date Fair Value
Unvested as of December 31, 2017	42,406	$0.87
Granted	334,955	$0.65
Vested	(197,589)	$0.69
Forfeited/Cancelled	(16,036)	$0.87
Unvested as of December 31, 2018	163,736	$0.63

There were awards of 31,014 and 2,293 shares of common stock granted to non-employee directors in 2018 and 2017, respectively, that were valued at the closing price of the Company’s common stock at the date of grant and were fully vested on the date of grant.

Stock-based compensation expenses were allocated based on the employees’ or non-employees’ functions as follows:

	Years ended December 31,
	2018	2017
Cost of revenue	$137	—
Research and development	282	258
Selling, general and administrative	2,816	2,634
Total	$3,235	$2,892

10.       Warrants to Purchase Common Stock

The table below is a roll-forward of the Company’s warrants activity for the year ended December 31, 2018:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2017	355,028	$1.41
Granted	8,891,287	$1.40
Exercised	—	$—
Expired	—	$—
Outstanding at December 31, 2018	9,246,315	$1.40

The Company has the following warrants outstanding as December 31, 2018:

Exercise Price	Date of Expiration	Number of Warrants
$1.41	May 28, 2020	355,028
$1.40	March 15, 2028	8,750,000
$1.27	March 15, 2028	141,287
		9,246,315

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

There were no revenues from or shipments to Philips during the years ended December 31, 2018 or 2017. At December 31, 2018 and 2017, there were no amounts outstanding from Philips resulting from the selling activities under the agreement.

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

Private Placement

On March 16, 2018, the Company closed on a private placement of convertible preferred stock for gross proceeds of $24,671. The preferred stock is convertible into an aggregate of 20,000,000 shares of common stock and is entitled to receive non-compounding dividends in additional shares of preferred stock, at the rate of 12.0% per annum, subject to reduction in the event certain milestones are achieved. The preferred stock purchasers were also issued warrants to purchase an aggregate of 8,750,000 shares of common stock at an exercise price of $1.40 per share, exercisable either for cash or on a cashless basis. Existing investors who participated in this financing included HEC Master Fund LP and BioStar Ventures III, LP.  Additionally, a new investor whose participation in this financing resulted in beneficial ownership of greater than 5% of the Company's common stock was Heritage Medical Systems.

On March 15, 2017, the Company closed on a private placement for the sale of an aggregate of 68,055,700 shares of its common stock at $0.6616 per share, for an aggregate purchase price of approximately $45,026 before deducting offering expenses of approximately $415. The financing round involved a syndicate of top-tier healthcare investors. Existing key investors who participated in this financing included HealthCor Partners Management, the Company’s largest shareholder, Royal Philips, an affiliate of Philips, and Energy Capital. New investors whose participation in this financing resulted in beneficial ownership of greater than 5% of the Company’s common stock included Consonance Capital and HEC Master Fund LP.

12.          Commitments and Contingencies

The Company has an operating lease for approximately 26,402 square feet at its corporate headquarters and manufacturing plant in Waltham, Massachusetts, which expires in January 2021. The lease terms include escalating rent payments over the life of the lease and rent expense are recognized over the life of the lease on a straight-line basis. The difference between the amounts expensed and actual rent payments is recorded as deferred rents included within other liabilities in the consolidated balance sheets. In connection with the lease, the Company is required to maintain a security deposit with its landlord. The security deposit is approximately $134 at December 31, 2018 and 2017 and is included in deposits and other assets in the accompanying consolidated balance sheets. The Company has a capital lease covering office furniture and carpeting, which expires in November 2020.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

Total rent expense was $632 and $661 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company’s future minimum lease payments are indicated below:

For the Year Ended December 31,	Operating Lease	Capital Lease

2019	$648	$67
2020	664	48
2021	55	—
	$1,367	115
Less amount representing interest		13
Minimum lease payments		102
Less current portion of obligation under capital lease		56
Long-term obligation under capital lease		$46

Assets held under the capital lease arrangement and the related accumulated amortization totaled $164 and $55, respectively, at December 31, 2018. Amortization of properties under the capital lease is included in depreciation and amortization in the accompanying financial statements.

13.       Net Loss per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2018	2017
Options to purchase common stock	25,391,173	18,215,932
Warrants to purchase common stock	9,246,315	355,028
Restricted stock units	163,736	42,406
Series A Preferred Stock	20,000,000	—
Series A-1 Preferred Stock	1,408,000	—

14.       Restructuring Charge

In May 2018, the Company undertook cost cutting initiatives which included a reduction in force from each functional area of the Company’s operations. In the second quarter of 2018, the Company recorded a restructuring charge of approximately $349 relating to severance-related costs. As of December 31, 2018, $346 of this amount had been paid and $3 of previously accrued restructuring charges was reversed.

15.       401(k) Plan

The Company has a tax-qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily-prescribed annual limit for tax-deferred contributions. The Company matches 100% of the participant’s first 3% of eligible contributions plus 50% of the participant’s next 2% of contributions. Amounts expensed related to this plan totaled $459 and $392 in 2018 and 2017, respectively.

Corindus Vascular Robotics, Inc.

Notes to Consolidated Financial Statements

In thousands, except share and per share amounts

16.       Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited operating results for each of the Company’s quarters in the years ended December 31, 2018 and 2017:

	Fiscal Year 2018 Quarters
	First	Second	Third	Fourth	Year
Revenue	$1,485	$1,665	$2,958	$4,673	$10,781
Cost of revenue	1,929	2,151	1,834	2,759	8,673
Gross profit (loss)	(444)	(486)	1,124	1,914	2,108
Total operating expense	9,590	9,223	8,403	9,199	36,415
Operating loss	(10,034)	(9,709)	(7,279)	(7,285)	(34,307)
Total other income (expense), net	(16)	(200)	(316)	(150)	(682)
Net loss	(10,050)	(9,909)	(7,595)	(7,435)	(34,989)
Accretion of beneficial conversion feature of Series A and Series A-1 preferred stock	(5,236)	—	—	(30)	(5,266)
Dividends on preferred stock	(125)	(753)	(758)	(752)	(2,388)
Net loss attributable to common stockholders	$(15,411)	$(10,662)	$(8,353)	$(8,217)	$(42,643)
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.06)	$(0.04)	$(0.04)	$(0.22)

	Fiscal Year 2017 Quarters
	First	Second	Third	Fourth	Year
Revenue	$777	$2,258	$2,425	$4,190	$9,650
Cost of revenue	1,892	2,200	2,183	2,990	9,265
Gross profit (loss)	(1,115)	58	242	1,200	385
Total operating expense	8,636	8,395	8,081	9,182	34,294
Operating loss	(9,751)	(8,337)	(7,839)	(7,982)	(33,909)
Total other income (expense), net	(134)	(77)	(14)	11	(214)
Net loss attributable to common stockholders	$(9,885)	$(8,414)	$(7,853)	$(7,971)	$(34,123)
Net loss per share attributable to common stockholders – basic and diluted	$(0.07)	$(0.04)	$(0.04)	$(0.04)	$(0.20)

Note: Quarterly amount of net loss per share attributable to common stockholders – basic and diluted may not sum to the amount for the year due to rounding.

17.          Subsequent Events

On February 26, 2019, the Company consummated a private placement offering with a large institutional investor consisting of the sale of 10,872,716 shares of the Company’s common stock, at a price of $1.3796 per share (the “Private Placement”). On March 12, 2019, the Company consummated a second closing to the Private Placement with certain existing stockholders entitled to preemptive rights in connection with the initial closing of the Private Placement, consisting of the sale of 3,512,124 shares of the Company’s common stock, at the same price and on the same terms as the initial closing of the Private Placement, through the exercise of such preemptive rights and the purchase of certain additional shares. The aggregate gross proceeds from both closings of the Private Placement was approximately $19,800 and the aggregate net proceeds was approximately $19,500. The investors included HEC Master Fund LP, an affiliate of Douglas L. Braunstein and BioStar Ventures III-XF, L.P., an affiliate of Louis A. Cannon M.D., both of whom are directors of the Company. The shares sold in the private placement are subject to a contractual six-month lock-up.

The Company is required to register the shares sold in the Private Placement for resale and is required to prepare and file a registration statement with the Securities and Exchange Commission within 90 days of each closing of the Private Placement, and to use commercially reasonable efforts to have such registration statement declared effective within 180 days of such closing.

On March 14, 2019, the Company entered into the first amendment (the “Amendment”) to the loan and security agreement (the “Loan Agreement”) by and among Silicon Valley Bank (“SVB”), as collateral agent, and the lenders party thereto from time to time, including Solar Capital Ltd. and SVB, dated March 16, 2018 (the “Effective Date”). The Amendment provides the Company with an additional term loan of $2,750 (the “New Term Loan”), all of which was outstanding principal as of March 14, 2019. The New Term Loan bears interest at a floating rate per annum equal to the greater of (i) 8.83% and (ii) the sum of (a) the one month ICE Benchmark LIBOR based on U.S. Dollar deposits, plus (b) 7.25%. Proceeds from the New Term Loan may be used for working capital and general business purposes. The New Term Loan is secured by substantially all of the Company’s personal property, other than its intellectual property. The New Term Loan restricts the Company’s ability to grant any interest in its intellectual property other than certain permitted licenses and permitted encumbrances set forth in the Loan Agreement. The Company is required to make monthly interest-only payments on the New Term Loan commencing on April 1, 2019, and continuing on the first calendar day of each calendar month thereafter through March 31, 2020. Commencing on April 1, 2020, and continuing on the first calendar day of each calendar month thereafter, the Company is required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender, calculated pursuant to the Loan Agreement. All unpaid principal and accrued and unpaid interest with respect to the New Term Loan is due and payable in full on March 1, 2022. Upon repayment of the New Term Loan, the Company is also required to make a final payment to the lenders equal to 6.0% of the original principal amount of the New Term Loan. At the Company’s option, the Company may prepay the outstanding principal balance of the New Term Loan in whole but not in part, subject to a prepayment fee of 2.5% of any amount prepaid prior to the first anniversary of the Effective Date, 1.5% of the amount prepaid if the prepayment occurs after the first anniversary of the Effective Date through and including the second anniversary of the Effective Date, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date through and including the third anniversary of the Effective Date. Except as amended by the Amendment, all other the terms, conditions, representations, warranties, covenants and agreements set forth in the Loan Agreement and other loan documents remain in full force and effect.

In connection with the Amendment, the Company issued the lenders warrants (the “Warrants”) to purchase an aggregate of 300,000 shares of the Company’s common stock, at an exercise price of $1.3796, subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may be exercised for cash or on a cashless basis.

