Form 10-Q
period 2019-06-30
Corindus Vascular Robotics, Inc.
filed 2019-08-09
CIK 1528557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37406

CORINDUS VASCULAR ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0687898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 Waverley Oaks Rd., Suite 105, Waltham, MA 02452	(508) 653-3335
(Address of principal executive offices)	(Registrant’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.0001 par value)	CVRS	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  ☐

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

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of August 1, 2019 was 208,137,406.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$31,939	$23,849
Accounts receivable	4,817	4,599
Inventories	1,799	2,508
Prepaid expenses and other current assets	1,114	447
Total current assets	39,669	31,403

Property and equipment, net	1,798	1,779
Operating lease right-of-use assets	909	—
Deposits and other assets	312	343
Total assets	$42,688	$33,525

Liabilities, preferred stock and stockholders' equity (deficit)
Current Liabilities:
Accounts payable	$3,791	$3,591
Accrued expenses	4,379	3,292
Deferred revenue	825	662
Current portion of long-term debt	3,539	1,011
Current portion of operating lease liabilites	601	—
Current portion of financial lease liability	60	56
Total current liabilities	13,195	8,612

Long-term Liabilities
Deferred revenue, net of current portion	426	285
Long-term debt, net of current portion	10,823	10,774
Long-term operating lease liabilities, net of current portion	391	—
Long-term finance lease liability, net of current portion	15	46
Other liabilities	—	62
Total long-term liabilities	11,655	11,167
Total liabilities	24,850	19,779

Commitments and Contingencies

Preferred stock:
Series A convertible preferred stock, $0.0001 par value; 1,000,000 shares designated,
issued and outstanding at June 30, 2019 and December 31, 2018	20,564	20,564
Series A-1 convertible preferred stock, $0.0001 par value; 1,000,000 shares designated;
130,400 and 70,400 shares issued and outstanding at June 30, 2019 and December 31,
2018, respectively	3,886	2,388
Total preferred stock	24,450	22,952

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,000,000 shares
designated at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 208,012,466 and
191,731,152 shares issued and outstanding at June 30, 2019 and December 31, 2018,
respectively	21	19
Additional paid-in capital	229,095	206,165
Accumulated deficit	(235,728)	(215,390)
Total stockholders' equity (deficit)	(6,612)	(9,206)
Total liabilities, preferred stock and stockholders' equity (deficit)	$42,688	$33,525

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$4,575	$1,665	$7,611	$3,150
Cost of revenue	2,778	2,151	5,192	4,080
Gross profit (loss)	1,797	(486)	2,419	(930)

Operating expenses:
Research and development	3,719	2,000	6,595	4,135
Selling, general and administrative	8,373	6,874	15,520	14,329
Restructuring charge	—	349	—	349
Total operating expense	12,092	9,223	22,115	18,813

Operating loss	(10,295)	(9,709)	(19,696)	(19,743)

Other income (expense):
Interest expense	(556)	(383)	(967)	(452)
Interest income	192	66	333	91
Warrant revaluation	—	70	—	100
Other, net	(2)	47	(8)	45
Total other income (expense), net	(366)	(200)	(642)	(216)

Net loss	$(10,661)	$(9,909)	$(20,338)	$(19,959)

Accretion of beneficial conversion feature of Series A and Series A-1 preferred stock	(510)	—	(510)	(5,236)
Dividends on preferred stock	(751)	(753)	(1,498)	(878)

Net loss attributed to common stockholders	$(11,922)	$(10,662)	$(22,346)	$(26,073)

Net loss per share attributable to common stockholders--basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.14)

Weighted-average common shares used in computing net loss per share attributed to common stockholders--basic and diluted	207,121,077	188,833,877	201,935,302	188,802,720

Comprehensive loss	$(10,661)	$(9,909)	$(20,338)	$(19,959)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share amounts)

			Common Stock		Additional
	Preferred Stock		$0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	1,070,400	$22,952	191,731,152	$19	$206,165	$(215,390)	$(9,206)
Stock-based compensation expense	—	—	—	—	963	—	963
Issuance of common stock in connection with private placement, net of issuance costs of $314	—	—	14,384,840	1	19,530	—	19,531
Issuance of warrants in connection with private placement	—	—	—	—	440	—	440
Accrued dividends on Series A preferred stock	—	625	—	—	(625)	—	(625)
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock, net of accrued dividends	30,000	122	—	—	(122)	—	(122)
Issuance costs in connection with at-the-market offering	—	—	—	—	(71)	—	(71)
Issuance of common stock upon vesting of restricted stock units	—	—	83,735	—	—	—	—
Issuance of commons stock upon exercise of stock options	—	—	413,292	1	160	—	161
Issuance of common stock to non-employee directors	—	—	16,629	—	15	—	15
Net loss	—	—	—	—	—	(9,677)	(9,677)
Balance at March 31, 2019	1,100,400	$23,699	206,629,648	$21	$226,455	$(225,067)	$1,409

Stock-based compensation expense	—	—	—	—	1,329	—	1,329
Beneficial conversion feature of Series A-1 preferred stock	—	(510)	—	—	510	—	510
Accretion of beneficial conversion feature of Series A-1 preferred stock	—	510	—	—	(510)	—	(510)
Accrued dividends on Series A preferred stock	—	626	—	—	(626)	—	(626)
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock, net of accrued dividends	30,000	125	—	—	(125)	—	(125)
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $147	—	—	541,025	—	1,589	—	1,589
Issuance of common stock upon vesting of restricted stock units	—	—	80,001	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	753,775	—	459	—	459
Issuance of common stock to non-employee directors	—	—	8,017	—	14	—	14
Net loss	—	—	—	—	—	(10,661)	(10,661)
Balance at June 30, 2019	1,130,400	$24,450	208,012,466	$21	$229,095	$(235,728)	$(6,612)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), continued
(In thousands, except share and per share amounts)

			Common Stock		Additional
	Preferred Stock		$0.0001 Par Value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	—	$—	188,764,851	$19	$198,337	$(180,841)	$17,515
Cumulative effect of a change in accounting principles	—	—	—	—	—	440	440
Stock-based compensation expense	—	—	—	—	674	—	674
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $329	1,000,000	20,564	—	—	—	—	—
Issuance of warrants in connection with private placement	—	—	—	—	4,108	—	4,108
Beneficial conversion feature of Series A preferred stock	—	(5,236)	—	—	5,236	—	5,236
Accretion of beneficial conversion feature of Series A preferred stock	—	5,236	—	—	(5,236)	—	(5,236)
Accrued dividends on Series A preferred stock	—	125	—	—	(125)	—	(125)
Issuance of common stock upon vesting of restricted stock units	—	—	17,190	—	—	—	—
Net loss	—	—	—	—	—	(10,050)	(10,050)
Balance at March 31, 2018	1,000,000	$20,689	188,782,041	$19	$202,994	$(190,451)	$12,562

Stock-based compensation expense	—	—	—	—	631	—	631
Accrued dividends on Series A preferred stock	—	618	—	—	(618)	—	(618)
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock, net of accrued dividends	10,400	135	—	—	(135)	—	(135)
Issuance of common stock upon vesting of restricted stock units	—	—	12,929	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	87,507	—	65	—	65
Issuance of common stock	—	—	5,340	—	6	—	6
Net loss	—	—	—	—	—	(9,909)	(9,909)
Balance at June 30, 2018	1,010,400	$21,442	188,887,817	$19	$202,943	$(200,360)	$2,602

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(20,338)	$(19,959)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	398	331
Stock-based compensation expense	2,321	1,311
Accretion of interest expense	285	116
Write down of inventories	—	317
Warrant liability revaluation	—	(100)
Loss on disposal of property and equipment	—	59
Changes in operating assets and liabilities:
Accounts receivable	(218)	1,043
Prepaid expenses and other current assets	(488)	(229)
Inventories	569	(1,397)
Operating lease right-of-use assets, deposits and other assets	(12)	4
Accounts payable, accrued expenses and other liabilities	1,068	(698)
Customer deposits	—	(93)
Deferred revenue	304	151
Net cash used in operating activities	(16,111)	(19,144)

Investing activities
Purchase of property and equipment	(254)	(338)
Net cash used in investing activities	(254)	(338)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	21,130	—
Proceeds from issuance of long-term debt and warrants, net of deferred financing costs and discounts	2,732	11,626
Proceeds from issuance of Series A preferred stock and warrants, net of issuance costs	—	24,671
Proceeds from exercise of stock options	620	65
Payments on finance lease liability	(27)	(23)
Net cash provided by financing activities	24,455	36,339
Net increase in cash and cash equivalents	8,090	16,857
Cash and cash equivalents at beginning of period	23,849	17,458
Cash and cash equivalents at end of period	$31,939	$34,315

Supplemental Disclosure of Cash Flow Information:
Accrued dividends on Series A preferred stock	$626	$618
Fair value of warrants issued with long-term debt	$440	$210
Interest paid	$666	$286
Financing costs included in accounts payable and accrued expenses	$82	$—
Issuance of Series A-1 preferred stock as dividends on Series A preferred stock	$872	$260
Transfer from inventories to property and equipment in the field	$140	$382
Fair value of warrants issued with Series A preferred stock	$—	$4,162
Deferred offering costs in accounts payable and accrued expenses	$179	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1 Nature of Operations

The Company

Corindus Vascular Robotics, Inc. (the “Company”), a Delaware corporation, has its corporate headquarters, manufacturing and research and development facility in Waltham, Massachusetts. The Company is engaged in the design, manufacture and sales of precision vascular robotic-assisted systems (“CorPath System”) for use in interventional vascular procedures.

On August 8, 2019, the Company announced that it had entered into a definitive merger agreement to be acquired by a wholly-owned subsidiary of Siemens Healthineers AG, a German stock listed company. Under the terms of the merger agreement, Siemens Medical Solutions USA, Inc. (“SMS USA”), a wholly-owned subsidiary of Siemens Healthineers AG, will acquire all of the issued and outstanding shares of common stock of the Company for $4.28 per share in cash. The transaction has been approved by the Board of Directors of the Company and is expected to close in the fourth quarter of 2019, subject to approval by Company stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction of other customary closing conditions. If the Merger is consummated, it is expected that the common stock of the Company will be removed from listing on the NYSE American and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended. For additional information related to the Merger Agreement, please refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2019.

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

On March 14, 2019, the Company amended its financing arrangement with its two lenders to add an additional term loan of $2,750, all of which was outstanding principal as of June 30, 2019. The $2,750 term loan is interest only through April 1, 2020, after which the principal will be due in twenty-four consecutive monthly payments. Refer to Note 5 for additional disclosure.

In August 2018, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “Offering”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30,000 (the “Placement Shares”) through Cowen as its sales agent. The issuance and sale of the Placement Shares by the Company under the Sales Agreement will be made pursuant to its effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-2217344) filed with the Commission on April 17, 2017, and declared effective on May 1, 2017. The Company filed a prospectus supplement (the “Prospectus Supplement”), dated August 31, 2018, with the Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay Cowen a commission equal to 3% of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement. During the six months ended June 30, 2019, the Company received net proceeds of $1,518 under the Sales Agreement through the sales of its common stock. The Company is not obligated to make any sales of common stock under the Sales Agreement and cannot provide any assurances that it will issue any additional shares pursuant to the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The Company has incurred losses since inception and has funded its cash flow deficits primarily through the issuance of capital stock and debt. As of June 30, 2019, the Company had an accumulated deficit of $235,728. As of June 30, 2019, the Company had cash and cash equivalents of $31,939 and working capital of $26,474. The Company has evaluated whether or not its cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through one year following the date of the filing of this Form 10-Q as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on the Company’s current forecast of annual cash flow deficits, the Company will not have sufficient resources to meet its cash requirements through August 9, 2020.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Management has considered its plans to alleviate its projected cash deficit at August 9, 2020 and the probability and effectiveness of such plans to eliminate its projected cash deficit at August 9, 2020. In the event the Company needs to conserve cash based on anticipated deficit, the Company will undertake any or all of the following activities to reduce its cash flow deficits:

• Eliminate or defer the 2019 discretionary bonus payouts for all bonus eligible employees, including executive management;

• Reduce spending on prototypes and clinical trials;

• Eliminate planned headcount additions in research and development;

• Defer or limit some or all spending on capital equipment planned; or

• Reduce employee travel and entertainment expenses, external consulting resources and its presence at tradeshows.

It is probable that the above activities can be effectively implemented by management and it is probable that the plans will eliminate the cash deficit at August 9, 2020, such that the Company has the ability to continue as a going concern for one year from August 9, 2019. As a result, management believes its plans can be effectively implemented, if required.

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

Note 2 Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited condensed consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2018 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the fourth quarter of 2014, the Company participated in the formation of a not-for-profit that was established to generate awareness of the health risks linked to the use of fluoroscopy in hospital catheterization. As of June 30, 2019, the Company’s Chief Executive Officer and one of its senior executives represented two of the three voting members of the board of directors of the entity. As a result, under the voting model used for the consolidation of related parties, which are controlled by a company, the Company has consolidated the financial statements of the entity, and recognized expenses of $3 and $6 for the three months ended June 30, 2019 and 2018, respectively, and $9 and $11 for the six months ended June 30, 2019 and 2018, respectively, and other income of $0 and $40 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $40 for the six months ended June 30, 2019 and 2018, respectively. The entity had assets and liabilities of $38 and $11 respectively, on the Company’s condensed consolidated balance sheet at June 30, 2019 and assets and liabilities of $33 and $1, respectively, on the Company’s condensed consolidated balance sheet at December 31, 2018.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory valuation, assumptions used in the valuation of the Company's preferred stock and warrants, valuation of stock-based awards, and valuation allowances against deferred income tax assets. Actual results could differ from those estimates.

Significant Customers

The table below sets forth the Company's customers that accounted for greater than 10% of its revenues for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2019	2018	2019	2018
A	14%	1%	8%	23%
B	12%	22%	9%	12%
C	11%	—	7%	—
D	11%	—	6%	—
E	10%	—	6%	—
F	8%	24%	5%	13%
G	—	—	10%	—
H	—	29%	—	15%
I	—	10%	—	6%
J	—	—	—	16%

Customers A, B, C, D, E, F and one other accounted for 13%, 11%, 11%, 11%, 10%, 10% and 10%, respectively, of the Company’s accounts receivable balance at June 30, 2019. Given the current revenue levels, in a period in which the Company sells a system, that customer is likely to represent a significant customer.

Revenues from domestic customers were $2,852 and $1,285 for the three months ended June 30, 2019 and 2018, respectively, and $5,463 and $2,716 for the six months ended June 30, 2019 and 2018, respectively. Revenues from international customers were $1,723 and $380 for the three months ended June 30, 2019 and 2018, respectively, and $2,148 and $434 for the six months ended June 30, 2019 and 2018, respectively.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 - inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 - inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company had one item, cash equivalents, measured at fair value on a recurring basis totaling $31,888 and $23,849 at June 30, 2019 and December 31, 2018, respectively, which was valued based on Level 1 inputs.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. For contracts where the period between performance and payment is greater than one year, the Company assesses whether a significant financing component exists, by applying a discount rate to the expected cash collections. If this difference is significant, the Company will conclude that a significant financing component exists. The Company identified a small number of contracts where the period between performance and payment was greater than one year; however, none of the Company’s contracts contained a significant financing component as of June 30, 2019.

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Contract Assets

Contract assets include unbilled amounts primarily for maintenance and support service and future cassette purchases where revenue recognized exceeds the amount billed to the customer, and the Company’s right to bill is not until the maintenance and support service period commence or the cassettes are delivered. Amounts may not exceed their net realizable value. Short-term contract assets are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. Long-term contract assets are included in deposits and other assets on the Company’s condensed consolidated balance sheets.

Deferred Contract Costs

The Company’s incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate. Applying the practical expedient, the Company recognizes sales commission expense when incurred if the amortization period of the assets that it otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses. Short-term deferred contract costs are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. Long-term deferred contract costs are included in deposits and other assets on the Company’s condensed consolidated balance sheets. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Deferred Offering Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering through additional paid-in capital. Deferred offering costs for a transaction identified by management as no longer viable are immediately charged to the results of operations.

Warrants to Purchase Common Stock

The Company classifies warrants within stockholders’ equity (deficit) on its condensed consolidated balance sheets if the warrants are considered to be indexed to the Company’s own capital stock, and otherwise would be recorded in stockholders’ equity (deficit). Warrants to purchase common stock issued in connection with the Company’s amended financing arrangement met these criteria and therefore were equity classified.

The table below is a summary of the Company’s warrant activity during the six months ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	9,246,315	$1.40
Granted	300,000	$1.38
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2019	9,546,315	$1.40

On August 5, 2019, a warrant to purchase 355,037 shares of common stock held by Steward Capital Holdings, LP ("Steward Capital") was exercised.  Steward Capital paid one exercise price of $1.41 per share for an aggregate purchase price of $500.  The shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock-Based Compensation

The Company adopted Accounting Standards Update (“ASU”) 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, effective July 1, 2018. Subsequent to the adoption of ASU 2018-07, the Company recognizes compensation costs resulting from the issuance of “service-based” awards to employees, non-employees and directors as an expense in the condensed consolidated statements of operations and comprehensive loss over the requisite service period based on a measurement of fair value for each stock award. The awards issued to date have primarily been stock options with service-based vesting periods over two or four years, restricted stock units with service-based vesting periods of one year, and shares of common stock. Prior to the adoption of ASU 2018-07, the Company recognized compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the condensed consolidated statements of operations and comprehensive loss over the service period based on a measurement of fair value for each stock award at each performance date and period end.

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

During 2018, the Company issued certain stock-based awards that contain both market and service-based vesting conditions. Each of these stock-based awards is contingent on the recipient still providing services to the Company or its affiliates on the date of such achievement. Portions of the awards vest upon the Company’s stock price achieving certain targets for a period of at least twenty consecutive trading days at any time before May 31, 2021. The Company estimated the fair value of these market condition stock-based awards using a Monte Carlo simulation model, which involves a series of random scenarios that may take different future price paths over the award’s contractual life. The grant date fair value was determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables including its expected stock price volatility over the expected term of the awards, and risk-free interest rate. The total number of shares of common stock that are subject to issuance under these market condition stock-based awards is 5,183,322 shares. The Company records expense on these stock-based awards ratably over the expected term of the award. During the quarter ended June 30, 2019, the first market condition covering 1,295,830 shares was achieved and vested and the remaining unamortized cost of the vested portion of the grant was expensed.

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary related expenses and costs of contractors and materials. Cash receipts from collaboration agreements accounted for under ASC 808, Collaborative Arrangements, are netted against the related research and development expenses in the period received and totaled $0 and $347 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $492 for the six months ended June 30, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to amounts that are realizable. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses for the three and six months ended June 30, 2019 and 2018 due to the uncertainty regarding future taxable income.

Utilization of net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization. Through December 31, 2018, the Company had completed several financings since its inception which it believed had not resulted in any changes in ownership as defined by Sections 382 and 383 of the Internal Revenue Code. If the financings caused an “ownership change”, generally defined as a greater than 50 percent change (by value) in its equity ownership of its “5-percent shareholders” over a three-year period, the Company’s attributes may be subject to an annual limitation. The Company is in the process of completing a Section 382 study for both federal and state. The federal portion of the study is substantially complete and indicates an ownership change has occurred. The study indicates that $1,790 of the federal net operating loss carryover and $1,581 of the federal research credit carryover would expire without being utilized. The reduction in these attributes have a corresponding adjustment to the valuation allowance and therefore there is no impact to the condensed consolidated statements of operation and comprehensive loss. Subsequent ownership changes may further affect the limitation in future years.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018.The Company adopted this standard on January 1, 2019 using the prospective adoption approach as described under ASC 842. Results for reporting periods beginning January 1, 2019 are presented under ASC 842 while prior periods were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases.

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

Adoption of this standard resulted in the recording of right-of-use asset and lease liabilities of approximately $1,164 and $1,267, respectively, as of January 1, 2019. The difference between the right-of-use asset and the operating lease liability represents the amount of deferred rent previously recorded in accrued expenses and other liabilities for $41 and $62, respectively, at December 31, 2018 which was removed from the condensed consolidated financial statements upon adoption of this standard. The adoption of the standard did not materially impact the Company’s condensed consolidated results of operations and had no impact on cash flows.

Note 3 Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO method and consist of the following:

	June 30, 2019	December 31, 2018
Raw material	$926	$1,036
Work in progress	382	348
Finished goods	491	1,124
Total	$1,799	$2,508

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

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In connection with the facility lease, the Company is required to maintain a security deposit with its landlord. The security deposit is $134 at both June 30, 2019 and December 31, 2018 and is included in deposits and other assets in the accompanying condensed consolidated balance sheets. The lease contains an option to extend the term for an additional five years. The exercise of the lease renewal options is at the sole discretion of the Company. The amounts disclosed in the condensed consolidated balance sheet pertaining to right-of-use assets and lease liabilities are measured based on management’s current expectations regarding the renewal option.

In 2019, the Company entered into a noncancelable operating lease for additional business equipment. Amounts included on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities relate to these two leases.

The Company also has a finance lease covering office furniture and carpeting, which expires in November 2020. Finance lease assets are included in property and equipment while the related finance lease liabilities are separately presented on the condensed consolidated balance sheets.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases:
Lease costs	$156	$312
Variable lease costs	4	5
Operating lease costs	160	317

Finance lease:
Amortization of right-of-use asset	12	25
Interest on lease liability	3	6
Finance lease costs	15	31
Total lease costs	$175	$348

Other lease data is as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating lease	1.6
Finance lease	1.4
Weighted-average discount rate:
Operating lease	10.6%
Finance lease	13.6%

Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease payments classified as cash used in operating
activities, excluding variable lease costs	$172	$337
Financing lease payments classified as cash used in financing
activity	14	27
Financing lease payments classified as cash used in operating
activity	3	6

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

	Operating Leases	Finance Lease	Total
2019	$334	$33	$367
2020	683	48	731
2021	60	—	60
2022	3	—	3
Total lease payments	1,080	81	1,161
Less: Interest	(88)	(6)	(94)
Present value of lease liabilities	$992	75	$1,067

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

On March 14, 2019, the Company entered into the first amendment (the “Amendment”) to the Loan Agreement by and among the Lenders, dated March 16, 2018 (the “Amendment Effective Date”). The Amendment provided the Company with an additional term loan of $2,750, all of which was outstanding principal as of June 30, 2019.

In connection with the Amendment, the Company issued the lenders warrants (the “Warrants”) to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.3796, subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may be exercised for cash or on a cashless basis. The Company estimated the fair value of the Warrants at issuance using the Black-Scholes Model based on the estimated market value of the underlying shares of common stock at the valuation measurement date, the remaining contractual term of the Warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying shares of common stock. The fair value of these Warrants was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used the following assumptions for the valuation of these Warrants at the issuance date:

Risk-free	2.6%
Dividend yield	0.0%
Expected volatility	79.4%
Expected term (years)	10.0

Term Loans

As of June 30, 2019, the Company had $14,750 in principal outstanding under the term loan facilities and $0 in principal outstanding under the revolving loan facility. The initial term loan was made on March 16, 2018 in the amount of $12,000 (“Initial Term Loan”) and the Amendment provided the Company with an additional term loan of $2,750 (the “2019 Term Loan”). The Initial Term Loan is repayable in equal monthly installments of principal and interest over 30 months beginning on October 1, 2019, and prior to October 1, 2019, the Company is required to make interest only payments. The 2019 Term Loan is repayable in equal monthly installments of principal and interest over 24 months beginning on April 1, 2020, and prior to April 1, 2020, the Company is required to make interest only payments. All unpaid principal and accrued and unpaid interest with respect to both term loans is due and payable in full during March of 2022.

Both the Initial Term Loan and the 2019 Term Loan (collectively, the “Term Loans”) bear interest at a stated rate equal to the greater of (a) the ICE Benchmark LIBOR Rate plus 7.25% or (b) 8.83%. The stated interest rate in effect on the Term Loans was 9.69% at June 30, 2019.

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

All of the loan facilities are secured by substantially all of the Company’s personal property other than the Company’s intellectual property. Both loan facilities include customary affirmative and negative covenants. At the Company’s option, the Company may prepay the outstanding principal balance of Term Loans in whole but not in part, subject to a prepayment fee of 2.5% of any amount prepaid if the prepayment occurs through and including the first anniversary of the Term Loan’s respective issuance date, 1.5% of the amount prepaid if the prepayment occurs after the first anniversary of the Term Loan’s respective issuance date being issued through and including the second anniversary of the term loan being issued, or 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the Term Loans effective date through and including the third anniversary of the Term Loan’s respective issuance date.

For the Initial Term Loan and the 2019 Term Loan, the Company is also required to make final payments of $720 and $165, respectively, to the lenders equal to 6.0% of the original principal amount of Term Loans funded. The Company recognizes the final payment using the effective interest method over the term of each term loan. The final payments are included within long term debt on the condensed consolidated balance sheet. As of June 30, 2019, $319 of the discount on the final payment has been accreted.

Revolving Loan Facility

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

All of the loan facilities also include other events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide the collateral agent under the term loan facility or the lender under the revolving loan facility, as applicable, with the right to exercise remedies against the Company and the collateral securing the loan facilities. These events of default include, among other things, any failure by the Company to pay principal or interest due under the loan facilities, a breach of certain covenants under the loan facilities, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250, one or more judgments against the Company in an amount greater than $250 individually or in the aggregate, and any default under the other loan facility. The Company was not in default on any conditions of the loan facilities at June 30, 2019.

In connection with Initial Term Loan, the Company issued the lenders warrants to purchase 141,287 shares of the Company’s common stock at an exercise price of $1.27 per share. The fair value of the warrants issued was determined to be $210 at the date of issuance and the balance was remeasured at December 31, 2018 and was reclassified to equity in the accompanying condensed consolidated balance sheets.

Future principal payments under the term loan facilities as of June 30, 2019 are as follows:

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

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the financing, requiring the Company to register the resale of the shares sold in the private placement. Under the Registration Rights Agreement, the Company was required to file a registration statement with the Commission within 90 days of the closing of the Private Placement. These shares were registered in a registration statement filed on March 27, 2019 and declared effective on May 7, 2019. The Company filed a prospectus supplement (the “Prospectus Supplement”) dated May 8, 2019 with the Commission in connection with the resale of the private placement shares.

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

Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay Cowen a commission equal to 3% of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement. During the six months ended June 30, 2019, the Company sold 541,025 shares of common stock at a weighted average per share price of $3.08 at the market pursuant to the Sales Agreement for $1,518 in net proceeds and during the six months ended December 31, 2018, the Company sold 2,569,159 shares of common stock at a weighted average share price of $1.19 at the market pursuant to the Sales Agreement for $2,688 in net proceeds. The Company is not obligated to make any sales of common stock under the Sales Agreement and cannot provide any assurances that it will issue any additional shares pursuant to the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

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

As of June 30, 2019, the redemption value and Liquidation Preference of the Preferred Stock was $28,260 and it was convertible into 22,608,000 shares of the Company’s Common Stock.

The Company issued the following shares of Series A-1 Preferred Stock to the holders of Series A Preferred Stock to fulfill the dividend payment obligation:

Series A dividend payment dates	Number of shares
4/16/2018	10,400
7/16/2018	30,000
10/15/2018	30,000
1/15/2019	30,000
4/15/2019	30,000
7/15/2019	30,000

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 7 Revenue

Disaggregation of Revenue

The following table summarizes the timing of revenue source by major products and service lines for:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Products/Service Lines	2019	2018	2019	2018
Revenue:
Systems	$3,757	$1,190	$6,251	$2,182
Capital upgrades	217	150	217	326
Cassettes and accessories	358	198	649	411
Service revenue	243	127	494	231
Total	$4,575	$1,665	$7,611	$3,150

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2019	2018	2019	2018
Product transferred at a point in time	$4,332	$1,538	$7,117	$2,919
Service transferred over time	198	127	387	231
Service transferred at a point in time	45	—	107	—
Total	$4,575	$1,665	$7,611	$3,150

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2019:

	Less than 1 year	Greater than 1 year	Total
Product revenue	$368	$512	$880
Service and other revenue	751	710	1,461
Total	$1,119	$1,222	$2,341

Contract Balances from Contracts with Customers

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract liabilities consist of deferred revenue. The following table presents changes in contract assets and contract liabilities during the six months ended June 30, 2019:

	Balance at December 31, 2018	Additions	Subtractions	Balance at June 30, 2019

Contract assets	$205	$47	$(45)	$207
Contract acquisitions and fulfillment costs:
Deferred contract costs	$64	$2	$(23)	$43
Contract liabilities:
Deferred revenue	$947	$713	$(409)	$1,251

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the three and six months ended June 30, 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$207	$107	$346	$187
Performance obligations satisfied in previous periods	—	—	—	—

Note 8 Stock-based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$54	$31	$103	$59
Research and development	127	56	240	117
Selling, general and administrative	1,162	550	1,978	1,135
Total	$1,343	$637	$2,321	$1,311

The Company granted options to purchase 2,752,000 shares of common stock at a price range of $1.20 to $2.17, with a weighted average exercise price of $1.33 per share, during the six months ended June 30, 2019. The weighted-average fair value of the stock options granted was $0.95 per share for the six months ended June 30, 2019. The Company granted options to purchase 9,189,322 shares of common stock at an exercise price ranging from $0.75 to $1.05 per share during the six months ended June 30, 2018. The weighted-average fair value of the stock options granted was $0.81 per share for the six months ended June 30, 2018.

During 2018 the Company issued certain stock-based awards that contained both market and service-based vesting conditions. In June 2019, the first market condition covering 1,295,830 shares was achieved and vested and the remaining unamortized cost of the vested portion of the grant of $122 was expensed.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option-pricing model:

Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.39-2.56%	2.69-2.86%
Expected term in years	6.25 years	6.25-10 years
Expected volatility	80-81%	64-71%
Expected dividend yield	-%	-%

The following table summarizes the activities for the Company’s unvested restricted stock units for the six months ended June 30, 2019:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- average Grant Date Fair Value
Unvested as of December 31, 2018	163,736	$0.63
Granted	165,894	$1.79
Vested	(163,736)	$0.63
Forfeited/Cancelled	—	—
Unvested as of June 30, 2019	165,894	$1.79

CORINDUS VASCULAR ROBOTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 9 Net Loss per Share

            The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated, because including them would have had an anti-dilutive effect:

	As of June 30,
	2019	2018
Options to purchase common stock	26,386,209	25,532,850
Warrants to purchase common stock	9,546,315	9,246,315
Restricted stock units	165,894	331,206
Series A preferred stock	20,000,000	20,000,000
Series A-1 preferred stock	2,608,000	208,000

Note 10 Restructuring Charges

In May 2018, the Company undertook cost cutting initiatives which included a reduction in force from each functional area of the Company’s operations. In the second quarter of 2018, the Company recorded a restructuring charge of approximately $349 relating to severance-related costs. As of June 30, 2019, all of the 2018 restructuring charges had been paid.

Note 11 Subsequent Event

On August 7, 2019, the Company entered into a definitive merger agreement to be acquired by a wholly-owned subsidiary of Siemens Healthineers AG, a German stock listed company. Under the terms of the merger agreement, SMS USA, a wholly-owned subsidiary of Siemens Healthineers AG, will acquire all of the issued and outstanding shares of common stock of the Company for $4.28 per share in cash. On a fully diluted basis, including payment to the Company’s preferred stockholders, option holders and holders of restricted stock units, the total consideration in the merger will be approximately $1,100,000.  The merger is subject to customary closing conditions, including approval of the merger by Company stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Corindus Vascular Robotics, Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below sections of this Report titled “Forward-Looking Statements” and “Risk Factors.” The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

On August 8, 2019, we announced that we entered into a definitive merger agreement to be acquired by a wholly-owned subsidiary of Siemens Healthineers AG, a German stock listed company. Under the terms of the merger agreement, SMS USA, a wholly-owned subsidiary of Siemens Healthineers AG, will acquire all of the issued and outstanding shares of our common stock for $4.28 per share in cash. The transaction has been approved by our Board of Directors and is expected to close in the fourth quarter of 2019, subject to approval by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction of other customary closing conditions.

Overview

We design, manufacture and sell precision vascular robotic-assisted systems for use in interventional vascular procedures (the “CorPath® System”). The CorPath System is the first medical device cleared by the U.S. Food and Drug Administration (“FDA”) to bring robotic-assisted precision to coronary and peripheral interventional procedures. During these procedures, the interventional physician sits at a radiation-shielded Interventional Cockpit to advance interventional devices with millimeter-by-millimeter precision. The Interventional Cockpit allows the physician greater control and the freedom from wearing heavy lead protective equipment that can cause musculoskeletal injuries. The CorPath System brings robotic precision to radial and complex interventional procedures to help optimize clinical outcomes and minimize the costs associated with complications of improper stent placement with manual procedures. In October 2016, we received 510(k) clearance from the FDA for our CorPath GRX System, the second generation of the CorPath System. We began commercial shipment of the CorPath GRX System in 2017. In February 2018, we received 510(k) clearance from the FDA for our CorPath GRX System in peripheral vascular interventions. CorPath GRX builds upon the CorPath 200 platform, adding a significant number of key upgrades that increase precision, improve workflow, and extend the capabilities and range of the procedures that can be performed robotically. These features include active guide management which enables control of the guide catheter along with robotic control of the guidewire and balloon or stent catheter, and Rotate on Retract, the first automated movement for CorPath, for which we received 510(k) clearance from the FDA in March 2018, which has the potential to reduce wiring time by automating wire rotation during navigation. This precise positioning enables physicians to adjust guide catheter position during procedures and may expand the use of the CorPath System to more complex cases. While the CorPath GRX System has been cleared for and we are targeting percutaneous coronary intervention procedures and peripheral vascular interventions, we believe our technology platform has the capability to be developed in the future for other segments of the vascular intervention market, including neuro-interventional procedures and other more complex cardiac interventions such as structural heart procedures. In March 2019, we received a European Conformity Certificate (“CE mark”) for our neurovascular indication which allows us to sell neurovascular robots in 33 countries that accept CE mark. In July 2019, we received approval from the Australian Therapeutic Goods Administration to commercialize our CorPath GRX System for neurovascular interventions in Australia and New Zealand. We also submitted our dossier for 510(k) review for our neuro indication with the FDA in February 2019. In April 2019, the FDA made an initial request that we provide additional data, and we are in ongoing discussions with the FDA to determine the type and extent of the additional data that will be required, including a meeting with the FDA in July to present our plan to respond to their initial request. We continue to work interactively with the FDA to provide the additional data and other information required. We are also working on a remote telerobotic interventional platform that we believe will be able to deliver highly specialized and timely care to underserved patient populations with geographic barriers to treatment. As of June 30, 2019, we have installed 68 CorPath GRX Systems. Additionally, as of June 30, 2019, we shipped 16 CorPath GRX Systems that were accepted by distributors. During the three and six months ended June 30, 2019, the majority of our consumable revenues relate to the sale of CorPath GRX System Cassettes and accessories.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Systems	$3,757	$1,190	$2,567
Capital upgrades	217	150	67
Cassettes and accessories	358	198	160
Services	243	127	116
Total revenue	4,575	1,665	2,910
Cost of revenue	2,778	2,151	627
Gross profit (loss)	1,797	(486)	2,283
Operating expense:
Research and development	3,719	2,000	1,719
Selling, general and administrative	8,373	6,874	1,499
Restructuring charges	—	349	(349)
Total operating expense	12,092	9,223	2,869
Operating loss	(10,295)	(9,709)	(586)
Other income (expense), net	(366)	(200)	(166)
Net loss	$(10,661)	$(9,909)	$(752)

Revenue

Revenue increased to $4.6 million for the three months ended June 30, 2019 from $1.7 million for the three months ended June 30, 2018. This revenue increase was due primarily to the increases in the number of CorPath System installations during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Our revenue associated with CorPath Systems increased to $3.8 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018. We installed six and two new CorPath Systems during the three months ended June 30, 2019 and 2018, respectively. Additionally, CorPath System revenues included revenues related to two and one CorPath Systems shipped and accepted by a distributor during the three months ended June 30, 2019 and 2018, respectively. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

With the launch of our second generation CorPath GRX System in January 2017, revenue also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades were $0.2 million for both the three months ended June 30, 2019 and the three months ended June 30, 2018. There was one capital upgrade completed during the three months ended June 30, 2019 while there were two capital upgrades completed during the three months ended June 30, 2018 and an increase in the price of capital upgrades for the three months ended June 30, 2019.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $0.4 million for the three months ended June 30, 2019 as compared to $0.2 million for the three months ended June 30, 2018. The volume and average price of our CorPath Cassettes and accessories increased by 310 units and decreased by 12.5%, respectively, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased to $0.2 million for the three months ended June 30, 2019 as compared to $0.1 million for the three months ended June 30, 2018. We have experienced, and expect to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to $2.8 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018. Cost of revenue for both the three months ended June 30, 2019 and 2018 included the effect of under-utilization of our production facility. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath GRX System and CorPath Cassettes is approximately $0.2 million and $2 thousand, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross profit increased to $1.8 million for the three months ended June 30, 2019 from a gross loss of $0.5 million for the three months ended June 30, 2018, based on the changes in revenue and cost of revenues as discussed above. For the three months ended June 30, 2019, we generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross profit.

Research and Development

Research and development expenses increased to $3.7 million for the three months ended June 30, 2019 from $2.0 million for the three months ended June 30, 2018, primarily due to increased subcontractor and consultant expenses of $0.6 million, increased compensation expense of $0.5 million related to employees hired subsequent to June 30, 2018, increased expense of $0.3 million due to the reduction in research grant reimbursement and increased prototype expenses of $0.1 million.

Selling, General and Administrative

Selling, general and administrative expenses increased to $8.4 million for the three months ended June 30, 2019 from $6.9 million for the three months ended June 30, 2018. This increase is primarily due to increased stock-based compensation expense of $0.6 million, increased legal fees of $0.5 million, increased compensation expense of $0.3 million, increased patent-related fees of $0.1 million and increased consulting expenses of $0.1 million partly offset by decreased marketing and tradeshow expense of $0.1 million.

Restructuring Charge

The restructuring charge of $0.3 million for the three months ended June 30, 2018 was made up of severance-related costs incurred in connection with a cost cutting initiative we undertook in May 2018 which included a reduction in force from each functional area of our operations. There was no restructuring charge for the three months ended June 30, 2019.

Other Income (Expense), net

Other expense increased to $0.4 million for the three months ended June 30, 2019 from other expense of $0.2 million for the three months ended June 30, 2018, primarily due to higher interest expense as a result of a long-term debt arrangement completed on March 16, 2018, which was amended on March 14, 2019 to add an additional term loan of $2.8 million.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Systems	$6,251	$2,182	$4,069
Capital upgrades	217	326	(109)
Cassettes and accessories	649	411	238
Services	494	231	263
Total revenue	7,611	3,150	4,461
Cost of revenue	5,192	4,080	1,112
Gross profit (loss)	2,419	(930)	3,349
Operating expense:
Research and development	6,595	4,135	2,460
Selling, general and administrative	15,520	14,329	1,191
Restructuring charges	—	349	(349)
Total operating expense	22,115	18,813	3,302
Operating loss	(19,696)	(19,743)	47
Other income (expense), net	(642)	(216)	(426)
Net loss	$(20,338)	$(19,959)	$(379)

Revenue

Revenue increased to $7.6 million for the six months ended June 30, 2019 from $3.2 million for the six months ended June 30, 2018. This revenue increase was due primarily to the increase in the number of CorPath System installations during the six months ended June 30, 2019 compared to the three months ended June 30, 2018.

Our revenue associated with CorPath Systems increased to $6.3 million for the six months ended June 30, 2019 from $2.2 million for the six months ended June 30, 2018. We installed 15 and four new CorPath Systems during the six months ended June 30, 2019 and 2018, respectively. Additionally, CorPath System revenues included revenues related to two and one CorPath Systems shipped and accepted by a distributor during the six months ended June 30, 2019 and 2018, respectively. We have experienced, and we expect to continue to experience, some unevenness in the number and trend of CorPath Systems sold and the average selling price of CorPath Systems sold on a quarterly basis given the early stage of commercialization of our product and market acceptance along with the continued development of a dedicated and consistent sales force.

We launched our second generation CorPath GRX System in January 2017, and revenue for the six months ended June 30, 2019 and six months ended June 30, 2018 also includes upgrade revenues for existing customers of CorPath 200 Systems who purchased capital upgrades to the CorPath GRX System. Revenues associated with capital upgrades were $0.2 million for the six months ended June 30, 2019 and $0.3 million for the six months ended June 30, 2018 since there was one capital upgrade completed during the six months ended June 30, 2019 while there were three capital upgrades completed during the six months ended June 30, 2018.

Our revenue for CorPath Cassettes and accessories, which represents our sale of consumables, increased to $0.6 million for the six months ended June 30, 2019 as compared to $0.4 million for the six months ended June 30, 2018. The volume and average price of our CorPath Cassettes and accessories increased by 559 units and decreased by 13.7%, respectively, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We expect variability in the sales of our consumables until our product receives wider market acceptance.

Our revenue associated with services performed increased to $0.5 million for the six months ended June 30, 2019 as compared to $0.2 million for the six months ended June 30, 2018. We have experienced, and expect to experience, fluctuations in our service revenues based upon whether customers elect to purchase service contracts with their CorPath Systems.

Given the relatively small number of customers due to the early stage of the commercialization and the higher price of the CorPath System relative to consumables, customers that purchase a CorPath System in a specific period tend to make up a significant percentage of revenue in that period.

Cost of Revenue

Cost of revenue increased to $5.2 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018. Cost of revenue for both the six months ended June 30, 2019 and 2018 included the effect of under-utilization of our production facility. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Cost of revenue represents the cost of materials for the CorPath System and CorPath Cassettes, as well as labor and overhead at our production facility. At current volumes, our cost to manufacture the CorPath GRX System and CorPath Cassettes is approximately $0.2 million and $2 thousand, respectively. We expect these costs to decrease as we obtain economies of scale with respect to purchasing and production and continue to incorporate design enhancements.

Gross Profit (Loss)

Our gross profit increased to $2.4 million for the six months ended June 30, 2019 from a gross loss of $0.9 million for the six months ended June 30, 2018, based on the changes in revenue and cost of revenues as discussed above. For the six months ended June 30, 2019, we generated enough sales volume of CorPath Systems and CorPath Cassettes to offset our manufacturing costs, including the effect of the under-utilization of our production facility, a portion of which represents excess manufacturing capacity, and we have therefore generated a gross profit.

Research and Development

Research and development expenses increased to $6.6 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018, primarily due to increased compensation expense of $0.8 million related to employees hired subsequent to June 30, 2018, increased consulting expenses of $0.6 million, increased expense of $0.5 million due to a reduction in research grant reimbursement, increased prototype expenses of $0.2 million, additional stock-based compensation expense of $0.1 million and increased clinical trial expenses of $0.1 million.

Selling, General and Administrative

Selling, general and administrative expenses increased to $15.5 million for the six months ended June 30, 2019 from $14.3 million for the six months ended June 30, 2018. This increase is primarily due to increased stock-based compensation expense of $0.8 million, increased legal expenses of $0.4 million, and increased patent expenses of $0.2 million, partially offset by decreased compensation expense of $0.2 million, decreased travel-related expenses of $0.1 million, and decreased marketing and tradeshow expense of $0.1 million.

Restructuring Charge

The restructuring charge of $0.3 million for the six months ended June 30, 2018 was made up of severance-related costs incurred in connection with a cost cutting initiative we undertook in May 2018 which included a reduction in force from each functional area of our operations. There was no restructuring charge for the three months ended June 30, 2019.

Other Income (Expense), net

Other expense increased to $0.6 million for the six months ended June 30, 2019 from other expense of $0.2 million for the six months ended June 30, 2018, primarily due to higher interest expense as a result of a long-term debt arrangement completed on March 16, 2018, which was amended on March 14, 2019 to add an additional term loan of $2.8 million.

Income Taxes

We have not recorded any income tax benefit related to operating losses due to the uncertainty regarding future taxable income.

Liquidity and Capital Resources

We began our medical device business in 2002 and began selling FDA-cleared robotic medical devices in 2012. Since inception, we have financed our operations primarily through private and public sales of capital stock and borrowing arrangements, as well as limited revenues from the sale of our products.

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

On March 14, 2019, we amended our financing arrangement with our two lenders to add an additional term loan of $2.8 million, all of which was outstanding principal as of June 30, 2019. The $2.8 million term loan is interest only through April 1, 2020 after which the principal will be due in twenty-four consecutive monthly payments. Refer to Note 5 in the accompanying unaudited condensed consolidated financial statements for additional information regarding our amended financing arrangement.

In August 2018, we entered into a Sale Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “Offering”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $30 million (the “Placement Shares”) through Cowen as our sales agent. The issuance and sale of the Placement Shares by us under the Sales Agreement will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-2217344) filed with the Commission on April 17, 2017 and declared effective on May 1, 2017. We filed a prospectus supplement (the “Prospectus Supplement”), dated August 31, 2018, with the Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay Cowen a commission equal to 3% of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement. During the six months ended June 30, 2019, we received net proceeds of $1.5 million pursuant to the Sales Agreement through the sale of our common stock. We are not obligated to make any sales of common stock under the Sales Agreement and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

We have incurred losses since inception and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of June 30, 2019, we had an accumulated deficit of $235.7 million. As of June 30, 2019, we had cash and cash equivalents of $31.9 million and working capital of $26.5 million.

We have evaluated whether or not our cash and cash equivalents on hand and the cash proceeds from the financing activities described above would be sufficient to sustain projected operating activities through August 9, 2020, one year after the date of the filing with the Commission of this Form 10-Q, as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on our current forecast of annual cash flow deficits, we will not have sufficient resources to meet our cash requirements through August 9, 2020.

We have considered our plans to alleviate our projected cash deficit at August 9, 2020 and the probability and effectiveness of such plans eliminating our projected cash deficit at August 9, 2020. In the event we need to conserve cash based on anticipated deficit, we will undertake any and all of the following activities to reduce our cash flow deficits:

• Eliminate or defer the 2019 discretionary bonus payouts for all bonus eligible employees, including executive management;

• Reduce spending on prototypes and clinical trials;

• Eliminate planned headcount additions in research and development;

• Defer or limit some or all spending on capital equipment planned; or

• Reduce employee travel and entertainment expenses, external consulting resources and our presence at tradeshows.

It is probable that the above activities can be effectively implemented by us and it is probable that the plans will eliminate the cash deficit at August 9, 2020, such that we have the ability to continue as a going concern one year from August 9, 2019. As a result, we believe our plans can be effectively implemented, if required.

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

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(16,111)	$(19,144)
Net cash used in investing activities	$(254)	$(338)
Net cash provided by financing activities	$24,455	$36,339

Operating Activities

Operating activities used cash of $16.1 million for the six months ended June 30, 2019 compared to $19.1 million for the six months ended June 30, 2018. The $3.0 million decrease in the use of cash for operating activities was due primarily to a decrease in inventory spend and an increase in accounts payable and accrued expenses compared to the six months ended June 30, 2018.

Investing Activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $0.3 million for the six months ended June 30, 2018. The $0.1 million decrease was primarily due to a decrease in purchases of property and equipment during the six months ended June 30, 2019.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities totaled $24.5 million and was primarily due to net proceeds received from the Private Placement of common stock and the at-the-market offering program of $21.1 million and long-term debt of $2.7 million, net of transaction costs. Net cash provided by financing activities for the six months ended June 30, 2018 totaled $36.3 million and was due to proceeds received from the issuance of Series A preferred stock of $25.0 million and long-term debt of $12.0 million, partially offset by related issuance costs and payments on capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Commission on March 18, 2019.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification (“ASC”) 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the prospective adoption approach as described under ASC 842. Refer to Notes 2 in the accompanying condensed consolidated financial statements for a full discussion of the impact of the ASU.

Forward-Looking Statements

This Report incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our ability to consummate the merger agreement with SMS USA;
●	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;
●	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;
●	our beliefs about the features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the physician community;
●	the potential of our technology to improve processes and outcomes;
●	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner and maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the United States;
●	our estimates of market sizes and anticipated uses of our products, including the market size of the vascular market and our ability to successfully penetrate such markets;
●	our ability to expand our technology platform for use in other segments of the vascular intervention market, including neuro-interventional and other more complex cardiac interventions;
●	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends;

●   our ability to achieve profitability and the potential need to raise additional funding;

●	our ability to maintain an adequate sales network for our products and enhance our U.S. and international sales networks and product penetration;

●   our ability to increase the use and promotion of our products by training and educating physicians;

●   our ability to meet the financial reporting obligations under our loan agreements;

●	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs; and

●   our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions.

The words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “potential,” “should,” “intend,” “continue,” “project,” “likely,” “will,” “would,” “could” and similar expressions or phrases, or the negative of those expressions or phrases, may identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Actual results, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	the expectation that the proposed merger with SMS USA will close in the fourth quarter of 2019;
●	our ability to expand our technology platform for use in other segments of the vascular intervention market, including neuro-interventional and other more complex cardiac interventions and achieve the advances necessary for tele-stenting and remote procedures, including in humans;
●	obtaining the necessary regulatory approvals for the use on humans and marketing of our products in the United States and in other countries;
●	the rate of adoption of our CorPath System and the rate of use of our Cassettes and other risks associated with market acceptance, including pricing and reimbursement;
●	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;
●	our ability to protect our intellectual property and to not infringe upon the intellectual property of third parties;
●	our ability to obtain additional funds to support our operations;
●	our ability to manage expenses and cash flow;
●	the effect of credit, financial and economic conditions on capital spending by our potential customers factors relating to engineering, regulatory, manufacturing, sales and customer service challenges;

●	potential safety and regulatory issues that could slow or suspend our sales;
●	potential or incurred liability and any limitations on our business related to any litigation or litigation settlements;
●	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;
●	the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business;
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security the effect of credit, financial and economic conditions on capital spending by our potential customers, competition from other similar businesses, market; and general economic factors.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, in this Report, and in other filings that we make with the Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We caution you not to place undue reliance on any forward-looking statement. We anticipate that subsequent events and developments may cause our views to change. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please see Risk Factors found in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on March 18, 2019 and other Risk Factors found in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019.

In addition, we are exposed to certain risks in connection with the proposed merger (the “Merger”) with SMS USA, a subsidiary of Siemens Healthineers AG, including the following:

Risks related to the Merger

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

            Uncertainty about the effect of the Merger on our employees, suppliers, customers and other third parties may disrupt our employment relationships, sales, or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger and this may have an effect on our ability to retain personnel. There can be no assurance that we will be able to attract and retain talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we hav diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

            Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including those described below. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock and preferred stock will not receive any payment for their shares of our common stock and preferred stock in connection with the Merger. Instead, we will remain an independent public company and the holders of our common stock and preferred stock will continue to own their shares of our common stock and preferred stock.

            The completion of the Merger will be conditioned on certain mutual conditions, including (i) the adoption of the Merger Agreement by the holders of at least a majority of the aggregate voting power of the outstanding shares of our common stock and preferred stock, voting together as a single class; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (ii) the compliance by the other party in all material respects with its pre-closing obligations under the Merger Agreement. SMS USA’s obligation to consummate the Merger is also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

            If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock will likely decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to pay SMS USA a termination fee of $32,515,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationships with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to affect an alternative transaction with us.

            Under the Merger Agreement, we are generally not permitted to solicit takeover proposals with third parties, subject to certain exceptions. The Merger Agreement provides that, during the period from the date of the Merger Agreement until the approval of the Merger by our stockholders, we may accept a competing proposal only if, among other things, we pay a termination fee of $32,515,000 to SMS USA and comply with other customary obligations, which could have the effect of discouraging a potential competing acquiror.

We will incur substantial transaction fees and costs in connection with the Merger Agreement.

            We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Agreement. A material portion of these expenses are payable by us whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Name of Document

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated August 9, 2019.*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) dated August 9, 2019.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2019. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2019. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

___________

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2019

CORINDUS VASCULAR ROBOTICS, INC.

By:	/s/ Mark J. Toland
Mark J. Toland
Chief Executive Officer and President

By:	/s/ David W. Long
David W. Long
Chief Financial Officer and Senior Vice President

